Form 10-Q
period 1998-09-25
AMERICAN COMMERCIAL LINES LLC
filed 1998-11-09
CIK 1068078

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 333-62227

                         AMERICAN COMMERCIAL LINES LLC
             (Exact name of registrant as specified in its charter)

               DELAWARE                      52-210660
    (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)     Identification Number)

                            1701 EAST MARKET STREET
                         JEFFERSONVILLE, INDIANA 47130
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (812) 288-0100
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X

As of November 1, 1998, the registrant had 100 membership interests outstanding.

                          AMERICAN COMMERCIAL LINES LLC
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 25, 1998
                                      INDEX



                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1:  Financial Statements

1.  Condensed Consolidated Statement of Earnings -
    Quarters and Nine Months Ended September 26, 1997 and
    September 25, 1998                                                     2

2.  Condensed Consolidated Statement of Cash Flows-
    Nine Months Ended September 26, 1997 and
    September 25, 1998                                                     3

3.  Condensed Consolidated Statement of Financial Position-
    At December 26, 1997 and September 25, 1998                            4

Notes to Condensed Consolidated Financial Statements                       5

Item 2:  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                               22

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings                                                31

Item 6:  Exhibits and Reports on Form 8-K                                 34

Signature                                                                 34

ITEM 1:  FINANCIAL STATEMENTS


     AMERICAN COMMERCIAL LINES LLC
    CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
         (Dollars in thousands)


                                              QUARTERS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 26,  SEPTEMBER 25,  SEPTEMBER 26,  SEPTEMBER 25,
                                             1997           1998           1997           1998
                                         -------------  -------------  -------------  -------------
                                                 (UNAUDITED)                   (UNAUDITED)

OPERATING REVENUE                          $ 166,611      $ 180,601      $ 442,034      $ 447,459

OPERATING EXPENSE
     Materials, Supplies and Other            83,524         84,614        211,985        206,766
     Labor and Fringe Benefits                38,678         46,101        110,696        119,360
     Fuel                                     13,186         12,417         43,525         35,076
     Depreciation and Amortization            10,252         12,809         30,381         33,378
     Taxes, Other Than Income Taxes            5,096          6,433         16,021         17,460
                                         -------------  -------------  -------------  -------------
                                             150,736        162,374        412,608        412,040
                                         -------------  -------------  -------------  -------------

OPERATING INCOME                              15,875         18,227         29,426         35,419

OTHER EXPENSE
     Interest Expense                          1,163         17,370          3,063         19,467
     Interest Expense, Affiliate - Net         2,414             36          6,680          4,007
     Other, Net                                  667            520            256          1,207
                                         -------------  -------------  -------------  -------------
                                               4,244         17,926          9,999         24,681
                                         -------------  -------------  -------------  -------------
EARNINGS  BEFORE INCOME TAXES                 11,631            301         19,427         10,738

INCOME TAXES (BENEFIT)                         2,884         (6,068)         6,572        (68,293)
                                         -------------  -------------  -------------  -------------
NET EARNINGS                                 $ 8,747        $ 6,369        $12,855        $79,031
                                         -------------  -------------  -------------  -------------


     See accompanying Notes to Condensed Consolidated Financial Statements.

           AMERICAN COMMERCIAL LINES LLC
   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               (Dollars in thousands)


                                                                      NINE MONTHS ENDED
                                                                  ----------------------------
                                                                  SEPTEMBER 26,  SEPTEMBER 25,
                                                                      1997           1998
                                                                 -------------  --------------
                                                                         (UNAUDITED)
OPERATING ACTIVITIES
     Net Earnings                                                  $  12,855    $  79,031
     Adjustments to Reconcile Net Earnings to
        Net Cash Provided (Used ):
           Depreciation and Amortization                              30,629       34,068
           Deferred Income Taxes                                         (10)     (70,091)
           Other Operating Activities                                  2,391        6,667
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                      1,830        2,232
              Materials and Supplies                                      (7)     (11,892)
              Accrued Interest                                           (94)      14,519
              Other Current Assets                                      (260)      (3,869)
              Due to Affiliates                                       (6,333)     (13,805)
              Other Current Liabilities                              (29,486)         374
                                                                   ---------    ---------
        Net Cash Provided by Operating Activities                     11,515       37,234

INVESTING ACTIVITIES
     Property Additions                                              (41,512)     (39,922)
     Proceeds from Property Dispositions                               1,673        6,423
     Restricted Investments                                               --      (26,128)
     Other Investing Activities                                       (6,595)     (11,114)
                                                                   ---------    ---------
        Net Cash Used by Investing Activities                        (46,434)     (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                                        --     (695,000)
     Issuance of Membership Interests                                     --       60,047
     Debt Issued                                                          --      735,000
     Financing Costs                                                      --      (27,000)
     Long-Term Debt Repaid                                            (4,484)     (98,830)
     Affiliate Debt Repaid                                           (11,200)     (11,200)
     Cash Dividends Paid                                             (14,250)      (9,500)
     Other Financing                                                      --       (6,285)
     Short Term Borrowing from Affiliates                             60,391       94,715
                                                                   ---------    ---------
        Net Cash Provided by Financing Activities                     30,457       41,947

Net Increase (Decrease) in Cash and Cash Equivalents                  (4,462)       8,440
Cash and Cash Equivalents at Beginning of Period                       7,446       (1,081)
                                                                   ---------    ---------
        Cash and Cash Equivalents at End of Period                 $   2,984    $   7,359
                                                                   =========    =========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                     AMERICAN COMMERCIAL LINES LLC
         CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                         (Dollars in thousands)

                                                                          DEC. 26,      SEPTEMBER 25,
                                                                            1997*          1998
                                                                         ------------   ------------
                                                                                        (UNAUDITED)
                                 ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                             $  (1,081)     $   7,359
     Accounts Receivable, Net                                                 77,449         93,525
     Materials and Supplies                                                   33,526         39,117
     Deferred Income Taxes                                                     1,378              -
     Other Current Assets                                                     10,167         15,068
                                                                         ------------   ------------
        Total Current Assets                                                 121,439        155,069

  PROPERTIES-Net                                                             460,295        542,046
  RESTRICTED INVESTMENTS                                                           -         26,128
  NET PENSION ASSET                                                           19,091         20,575
  OTHER ASSETS                                                                31,307         55,741
                                                                         ============   ============
        Total Assets                                                       $ 632,132      $ 799,559
                                                                         ============   ============

                              LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                                      $  13,714      $  20,699
     Accrued Payroll and Fringe Benefits                                      16,131         18,338
     Due to Affiliates                                                        27,599              -
     Short Term Borrowings from Affiliate                                      6,550              -
     Deferred Revenue                                                          7,894         12,711
     Accrued Claims and Insurance Premiums                                     6,620         10,883
     Accrued Interest                                                            904         15,423
     Other Current Liabilities                                                34,582         46,145
                                                                         ------------   ------------
        Total Current Liabilities                                            113,994        124,199

  LONG-TERM NOTE PAYABLE TO AFFILIATE                                         67,200              -
  DEFERRED INCOME TAXES                                                       71,302              -
  LONG-TERM DEBT                                                              43,746        757,400
  PENSION LIABILITY                                                                -         24,158
  OTHER LONG-TERM LIABILITIES                                                 36,389         38,715
                                                                         ------------   ------------
                                                                             332,631        944,472
                                                                         ------------   ------------

             SHAREHOLDER'S EQUITY/MEMBER'S DEFICIT

  Common Stock/Member's Interest                                               6,006        220,047
  Other Capital                                                              165,164        152,946
  Retained Earnings (Deficit)                                                128,331       (517,906)
                                                                         ------------   ------------
        Total Shareholder's Equity/Member's Deficit                          299,501       (144,913)
                                                                         ------------   ------------

        Total Liabilities and Shareholder's Equity/Member's Deficit        $ 632,132      $ 799,559
                                                                         ============   ============

---------------
*Derived from the audited December 26, 1997 consolidated statement of financial position.

 See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                             (Dollars in thousands)

NOTE 1. BASIS OF PRESENTATION

     American Commercial Lines LLC ("ACL" or the "Company") was a wholly owned subsidiary of CSX Corporation until June 30, 1998. On June 30, 1998, the Company's parent, American Commercial Lines Holdings LLC ("Holdings") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries was combined with that of the Company. The Company issued $735 million in new debt, Vectura contributed certain of its assets and liabilities (referred to as the NMI contribution) plus $60 million in cash and the Company paid a $695 million distribution to CSX and $75 million of existing liabilities of Vectura. In addition, CSX contributed to the capital of Holdings approximately $163 million of existing liabilities owed to CSX.

     The transactions described above have been accounted for as a recapitalization of the Company with the NMI contribution accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. The purchase price of $5 million is less than the fair value of the assets being acquired, resulting in a reduction of long-term assets of approximately $7.3 million.

     If the recapitalization of ACL and the purchase of NMI had occurred as of December 28, 1996, the proforma results of operations would have been:

                                              NINE MONTHS ENDED
                                            SEPT. 26,  SEPT. 25,
                                               1997       1998
                                            ---------  -----------
Operating revenue                             $532,289   $505,657
Operating income                                41,019     39,578
Loss before income taxes                        12,074     14,618
Income taxes                                     1,011        797
Net loss                                        13,085     15,415


     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at December 26, 1997 and September 25, 1998, the results of its operations and its cash flows for the nine months ended September 26, 1997 and September 25, 1998, such adjustments being of a normal recurring nature. Operating results for the nine months ended September 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended December 25, 1998.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the 1997 audited consolidated financial statements and the notes related thereto included in the Company's Registration Statement on Form S-4 (Registration No. 333-62227).

     The Company's fiscal year ends on the last Friday in December. The financial statements presented are for the 39 weeks ended September 26, 1997 and September 25, 1998, and the fiscal year ( 52 weeks) ended December 26, 1997.

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) --
                                   (Continued)




NOTE 2.  STOCKHOLDER'S EQUITY/MEMBER'S DEFICIT

The components of the change in stockholder's equity/member's deficit follow:

                                                                COMMON    MEMBER'S    OTHER    RETAINED
                                                                 STOCK     EQUITY    CAPITAL   EARNINGS      TOTAL
                                                               ---------  --------  ---------  ----------  -----------

Balance at December 26, 1997                                     $ 6,006             $165,164   $ 128,331   $ 299,501

Net earnings                                                                                       79,031      79,031
Cash dividends to CSX prior to the recapitalization                                                (9,500)     (9,500)
Distributions to CSX pursuant to the recapitalization                                             (20,768)    (20,768)
CSX Pension Plan spin-off                                                             (23,893)                (23,893)
Cash distribution to CSX pursuant to the recapitalization                                        (695,000)   (695,000)
Contribution of capital by CSX                                                        163,169                 163,169
Recapitalization of ACL's assets and liabilities                  (6,006)  $155,000  (148,994)                      -
Issuance of membership interests                                             65,047                            65,047
Fees related to the recapitalization                                                   (2,500)                 (2,500)
                                                               ---------  --------  ---------  ----------  -----------

Balance at September 25, 1998                                    $     -   $220,047  $152,946   $(517,906)  $(144,913)
                                                               =========  ========  =========  ==========  ===========



Distributions to CSX pursuant to the recapitalization include $11,814 for certain barges, $7,304 in net assets of certain terminal operations, and $1,650 other. The barges are being leased back to ACL under an operating lease. Revenues and operating income of the terminal operations are not material.


NOTE 3. MATERIAL AND SUPPLIES

     Materials and Supplies are carried at average cost and consist of the following:


                                   DEC. 26,    SEPT. 25,
                                     1997        1998
                                   ---------  ---------
     Raw Materials                    $5,917    $7,521
     Work in Process                   7,243    10,258
     Parts and Supplies               20,366    21,338
                                   ---------  ---------
                                    $ 33,526  $ 39,117
                                   =========  =========

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 4.  INCOME TAXES

     ACL was reorganized as a limited liability company in the second quarter of 1998. As such, ACL passes through its U.S. Federal and state (but not foreign) taxable income to its member who is responsible for income taxes on such taxable income. All of ACL'S corporate subsidiaries were converted to limited liability companies (except for ACL Capital Corp. and the foreign subsidiaries) on or about June 30, 1998 prior to the recapitalization (see Note
1). Due to the change in the tax status, the Company reversed previously recognized deferred income taxes resulting in a benefit of $65.5 million. The Company reversed an additional $6.5 million of deferred income taxes as a tax benefit on June 30, 1998 resulting from the change in tax status of the subsidiaries.



     The components of income tax expense (benefit) computed at federal statutory rate follows:

                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    -----------------------  ----------------------
                                                     SEPT. 26,    SEPT. 25,  SEPT. 26,    SEPT. 25,
                                                       1997        1998        1997        1998
                                                     --------    --------    --------    --------

Tax at Federal Statutory Rate                        $  4,070    $    105    $  6,799    $  3,758
State Income Taxes, Net                                    90          --         280         239
Foreign Operations, net                                  (624)        125         531       2,667
Tax effect of income taxable to member resulting
   from change in tax status and other items             (652)        192     (1,038)     (2,976)
Reversal of previously established deferred income
   taxes resulting from change of tax status               --      (6,490)                (71,981)
                                                     --------    --------    --------    --------
    Total Income Tax Expense (Benefit)               $  2,884    $ (6,068)   $  6,572    $(68,293)
                                                     ========    ========    ========    ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) --
                                   (Continued)


NOTE 5.  EMPLOYEE BENEFIT PLAN

     Prior to January 1, 1998, certain employees of ACL participated in the combined CSX Pension Plan for which ACL was allocated a portion of the annual net pension expense. CSX determined that it would spin-off the assets and liabilities in the CSX Pension Plan attributable to ACL employees to a newly-created plan sponsored by ACL. The plan spin-off was completed in June 1998. This transfer of assets and benefit liabilities resulted in the Company recording a pension liability of approximately $24 million and a corresponding reduction to other capital. The assets transferred to the new plan of approximately $52 million were determined based on regulations established under the Employee Retirement Income Security Act of 1974. ("ERISA"). The benefits to be received by ACL participants will not change as a result of the spin-off.

     The Company also continues to sponsor other defined benefit pension plans, in connection with which the Company has a pension asset of approximately $21 million at September 25, 1998.


NOTE 6.  NON-CASH FINANCING ACTIVITIES

Pursuant to the recapitalization, CSX contributed to the capital of Holdings $163.2 million of existing debt, including a long term loan with a principal balance of $67.2 million and short-term borrowings of $96.0 million. Additionally, ACL distributed to CSX $11.8 million for certain barges and $7.3 million in net assets in certain terminal operations. The NMI contribution was financed through the issuance of $5.0 million of membership interests. ACL recorded a pension liability of $23.9 million and a corresponding charge to other capital as a result of the CSX Pension Plan spin-off (See Note 5).

                          AMERICAN COMMERCIAL LINES LLC
                         NOTES TO CONDENSED CONSOLIDATED
                      FINANCIAL STATEMENTS (UNAUDITED) --
                                   (CONTINUED)


NOTE 7.  LONG-TERM DEBT

Long-Term Debt consists of the following:

                                                                            DEC. 26,      SEPT. 25,
                                                                             1997            1998
                                                                           --------        --------
$235 million Term Loan - interest rate of 8.44%                                            $235,000
$200 million Term Loan - interest rate of 8.19%                                             200,000
$300 million Senior Notes - interest rate of 10.25%                                         300,000
Terminal Revenue Facilities Refunding Bonds, interest rate of 7.75%        $ 24,400          24,400
U.S. Government Guaranteed Ship Financing Bonds                              23,830
                                                                           --------        --------
Total                                                                        48,230         759,400
Less, current maturities                                                      4,484           2,000
                                                                           --------        --------
Total Long-Term Debt                                                       $ 43,746        $757,400
                                                                           ========        ========


The Company also has a Revolving Credit Facility which provides for revolving loans not to exceed the aggregate principal amount of $100 million, maturing in 2005. There were no borrowings on the facility at September 25, 1998.

The $235 million Term Loan matures in 2007 and amortizes at the rate of $1 million per year for years one through eight and $227 million for year nine. The $200 million Term Loan matures in 2006 and amortizes at the rate of $1 million per year for years one through five, $20 million for year six, $75 million for year seven and $100 million for year eight. The two Term Loans and the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin based on the Company's performance. Interest on the Term Loans is payable quarterly. The Senior Notes mature in 2008 and have a fixed interest rate of 10.25%. Interest is payable semi-annually. The Term Loans and Revolving Credit Facility are collateralized by most of the Company's assets. The Senior Notes are not collateralized. The Term Loans, Revolving Credit Facility and Senior Notes contain a number of covenants, including specified financial ratios and tests.

In June 1998, the Company deposited $26.1 million into an escrow fund which, together with future income earned on such amount, is to be used to repay $24.4 million principal of the Terminal Revenue Refunding Bonds plus redemption premium and interest thereon. The escrow funds are invested in U.S. Government obligations and are irrevocably pledged and assigned solely for the payment of principal, redemption premium and interest on the Terminal Facilities Revenue Refunding Bonds. The U.S. Government Guaranteed Ship Financing Bonds were repaid on June 30, 1998, prior to their maturity.

                          AMERICAN COMMERCIAL LINES LLC
                         NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS (UNAUDITED) --
                                   (CONTINUED)

NOTE 8. CONTINGENCIES

         A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows of ACL.

NOTE 9. BUSINESS SEGMENTS (IN $000'S)

                                               REPORTABLE SEGMENTS                ALL OTHER
                                             -------------------------
                                              BARGING   CONSTRUCTION        SEGMENTS (1)      TOTAL
                                              -------   ------------        ------------      -----
THREE MONTHS ENDED SEPTEMBER 26, 1997
Revenues  from external customers            $121,794        $ 37,551        $  7,266        $166,611
Intersegment revenues                            --               401           1,034           1,435
Segment earnings                               14,673           3,355           1,603          19,631

THREE MONTHS ENDED SEPTEMBER 25, 1998
Revenues  from external customers            $144,844        $ 29,735        $  6,022        $180,601
Intersegment revenues                            --               377           1,272           1,649
Segment earnings                               12,275           3,807           2,145          18,227

 NINE MONTHS ENDED SEPTEMBER 26, 1997
Revenues  from external customers            $354,133        $ 65,641        $ 22,260        $442,034
Intersegment revenues                            --            30,745           3,170          33,915
Segment earnings                               30,723           4,578           5,393          40,694

 NINE MONTHS ENDED SEPTEMBER 25, 1998
Revenues  from external customers            $361,182        $ 67,053        $ 19,224        $447,459
Intersegment revenues                            --            11,442           3,266          14,708
Segment earnings                               29,105           7,957           5,767          42,829


(1) Financial data for segments below the reporting thresholds are attributable to two operating segments -- a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

                         AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                  The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                             SEPT. 26,      SEPT. 25,       SEPT. 26,      SEPT. 25,
                                               1997           1998            1997           1998
                                           ---------------------------------------------------------
REVENUES
Revenues from external customers           $ 166,611       $ 180,601       $ 442,034       $ 447,459
Intersegment revenues                          1,435           1,649          33,915          14,708
Elimination of intersegment revenues          (1,435)         (1,649)        (33,915)        (14,708)
                                           ---------------------------------------------------------
Operating revenue                          $ 166,611       $ 180,601       $ 442,034       $ 447,459
                                           =========================================================
EARNINGS
Total segment earnings                     $  19,631       $  18,227       $  40,694       $  42,829
Unallocated amounts:
  Management service fee charged by CSX       (3,756)           --           (11,268)         (7,410)
  Interest expense                            (1,163)        (17,370)         (3,063)        (19,467)
  Interest expense, affiliate - net           (2,414)            (36)         (6,680)         (4,007)
  Other, net                                    (667)           (520)           (256)         (1,207)
                                           ---------------------------------------------------------
Earnings before income taxes               $  11,631       $     301       $  19,427       $  10,738
                                           =========================================================

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                   (CONTINUED)


NOTE 10.  CHANGES IN ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises disclose information about their products and services, operating segments, the geographic areas in which they operate, and their major customers. Management adopted the provisions of this Statement in 1997.

     In 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." This Statement requires capitalization of (i) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and (iii) interest costs incurred in developing computer software for internal use. Costs that are considered to be related to research and development activities would be expensed as incurred. Similarly, training and maintenance costs would be expensed, and allocations to amounts capitalized of general and administrative or overhead costs would not be permitted. Management adopted this Statement with early application in 1997 with no significant effect on the financial statements.

     In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement supersedes the disclosure requirements in Statements No. 87, "Employer's Accounting for Pensions", No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits", and No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Company will adopt the provisions of this Statement in 1998.

     In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes new rules for the reporting of comprehensive income. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Statement No. 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a Company display an amount representing total comprehensive income for the periods reported in the financial statement. The Company adopted Statement No. 130 in the first quarter of 1998 but the adoption had no impact on the Company's shareholder's equity or net earnings.

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                   (CONTINUED)


     In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organizational costs to be expensed as incurred. The Company has historically expensed start-up costs. It will adopt SOP 98-5 in fiscal 1999, and does not anticipate that it will have any significant impact on the Company's financial statements.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is encouraged. The Company has not determined when it will adopt Statement No. 133, but expects adoption will not have a significant effect on its financial statements.


NOTE 11. GUARANTOR FINANCIAL STATEMENTS


     The $735 million of debt issued by the Company is guaranteed by the Company's wholly owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the indentures with respect to such debt) and certain subsidiaries of the Company without substantial assets or operations (the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, condensed consolidated statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for the Company.

                         AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
        CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED
                               SEPTEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)


                                           GUARANTOR          OTHER                       COMBINED
                                          SUBSIDIARIES     ELIMINATIONS       TOTALS
                                          ------------    ------------  ------------     ----------
OPERATING REVENUE                          $ 152,500       $  14,111                      $ 166,611
OPERATING EXPENSE
   Materials, Supplies and Other              78,246           5,278           --            83,524
   Labor and Fringe Benefits                  36,797           1,881                         38,678
   Fuel                                       12,092           1,094                         13,186
   Depreciation and Amortization               9,328             924                         10,252
   Taxes, Other Than Income Taxes              5,096            --                            5,096
                                           ---------       ---------      ---------       ---------
                                             141,559           9,177           --           150,736
                                           ---------       ---------      ---------       ---------
OPERATING INCOME                              10,941           4,934           --            15,875
OTHER EXPENSE (INCOME)
    Interest Expense                           1,163            --             --             1,163
    Interest Expense, Affiliate - Net          2,414             528           (528)          2,414
    Other, Net                                  (984)          1,123            528             667
                                           ---------       ---------      ---------       ---------
                                               2,593           1,651           --             4,244
                                           ---------       ---------      ---------       ---------
 EARNINGS BEFORE INCOME TAXES                  8,348           3,283           --            11,631
 INCOME TAXES                                  2,296             588           --             2,884
                                           =========       =========      =========       =========
 NET EARNINGS                              $   6,052       $   2,695             $-       $   8,747
                                           =========       =========      =========       =========

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
         Condensed Combining Statement of Earnings for the Quarter Ended
                               September 25, 1998
                             (Dollars in thousands)



                                                 Guarantor            Other                             Combined
                                                Subsidiaries       Subsidiaries      Eliminations        Totals
                                                ------------       ------------      ------------        ------

OPERATING REVENUE                                 $ 164,224            $16,377       $     --          $ 180,601
OPERATING EXPENSE
     Materials, Supplies and Other                   77,733              6,881             --             84,614
     Labor and Fringe Benefits                       43,202              2,899             --             46,101
     Fuel                                            11,387              1,030             --             12,417
     Depreciation and Amortization                   11,532              1,277             --             12,809
     Taxes, Other Than Income Taxes                   6,403                 30             --              6,433
                                                  ---------            -------       --------          ---------
                                                    150,257             12,117             --            162,374
                                                  ---------            -------       --------          ---------
OPERATING INCOME                                     13,967              4,260             --             18,227
OTHER EXPENSE (INCOME)
     Interest Expense                                17,370                 --             --             17,370
     Interest Expense, Affiliate - Net                   36              1,120         (1,120)                36
     Other, Net                                      (1,312)               712          1,120                520
                                                  ---------            -------       --------          ---------
                                                     16,094              1,832             --             17,926
                                                  ---------            -------       --------          ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                  (2,127)             2,428             --                301
INCOME TAXES (BENEFIT)                               (6,728)               660             --             (6,068)
                                                  ---------            -------       --------          ---------
NET EARNINGS                                      $   4,601            $ 1,768       $     --          $   6,369
                                                  =========            =======       ========          =========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
       Condensed Combining Statement of Earnings for the Nine Months Ended
                               September 26, 1997
                             (Dollars in thousands)



                                                       Guarantor            Other                                  Combined
                                                     Subsidiaries       Subsidiaries        Eliminations            Totals
                                                     ------------       ------------        ------------            ------

OPERATING REVENUE                                     $ 417,090           $ 24,944                                $442,034
OPERATING EXPENSE
     Materials, Supplies and Other                      199,779             12,206                  --             211,985
     Labor and Fringe Benefits                          106,036              4,660                                 110,696
     Fuel                                                41,287              2,238                                  43,525
     Depreciation and Amortization                       27,991              2,390                                  30,381
     Taxes, Other Than Income Taxes                      16,021                 --                                  16,021
                                                      ---------           --------            --------            --------
                                                        391,114             21,494                  --             412,608
                                                      ---------           --------            --------            --------
OPERATING INCOME                                         25,976              3,450                  --              29,426
OTHER EXPENSE (INCOME)
     Interest Expense                                     3,063                 --                  --               3,063
     Interest Expense, Affiliate - Net                    6,680              1,511              (1,511)              6,680
     Other, Net                                          (2,262)             1,007               1,511                 256
                                                      ---------           --------            --------            --------
                                                          7,481              2,518                  --               9,999
                                                      ---------           --------            --------            --------
EARNINGS  BEFORE INCOME TAXES                            18,495                932                  --              19,427
INCOME TAXES                                              5,651                921                  --               6,572
                                                      ---------           --------            --------            --------
NET EARNINGS                                          $  12,844           $     11            $     --            $ 12,855
                                                      =========           ========            ========            ========

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
       Condensed Combining Statement of Earnings for the Nine Months Ended
                               September 25, 1998
                             (Dollars in thousands)



                                                   Guarantor              Other                                   Combined
                                                 Subsidiaries          Subsidiaries        Eliminations            Totals
                                                 ------------          ------------        ------------            ------

OPERATING REVENUE                                 $ 413,688             $ 33,771           $       --            $447,459
OPERATING EXPENSE
     Materials, Supplies and Other                  187,927               18,839                   --             206,766
     Labor and Fringe Benefits                      111,992                7,368                   --             119,360
     Fuel                                            32,742                2,334                   --              35,076
     Depreciation and Amortization                   29,772                3,606                   --              33,378
     Taxes, Other Than Income Taxes                  17,376                   84                   --              17,460
                                                  ---------             --------           ----------            --------
                                                    379,809               32,231                   --             412,040
                                                  ---------             --------           ----------            --------
OPERATING INCOME                                     33,879                1,540                   --              35,419
OTHER EXPENSE (INCOME)
     Interest Expense                                19,467                   --                   --              19,467
     Interest Expense, Affiliate - Net                4,007                2,651               (2,651)              4,007
     Other, Net                                      (2,577)               1,133                2,651               1,207
                                                  ---------             --------           ----------            --------
                                                     20,897                3,784                   --              24,681
                                                  ---------             --------           ----------            --------
EARNINGS (LOSS) BEFORE INCOME TAXES                  12,982               (2,244)                  --              10,738
INCOME TAXES (BENEFIT)                              (69,048)                 755                   --             (68,293)
                                                  ---------             --------           ----------            --------
NET EARNINGS (LOSS)                               $  82,030             $ (2,999)          $       --            $ 79,031
                                                  =========             ========           ==========            ========

                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Continued)
      Condensed Combining Statement of Cash Flows for the Nine Months Ended
                               September 25, 1997
                             (Dollars in thousands)



                                                                     Guarantor          Other                              Combined
                                                                   Subsidiaries      Subsidiaries      Eliminations         Totals
                                                                   ------------      ------------      ------------         ------

OPERATING ACTIVITIES
     Net Earnings                                                    $ 12,844         $     11          $     --           $12,855
     Adjustments to Reconcile Net Earnings
        to Net Cash Provided:
           Depreciation and Amortization                               28,239            2,390                --            30,629
           Deferred Income Taxes                                           (1)              (9)               --               (10)
           Other Operating Activities                                   1,807              584                               2,391
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                      (1,975)           3,805                --             1,830
              Materials and Supplies                                      482             (489)               --                (7)
              Accrued Interest                                            (94)                                --               (94)
              Other Current Assets                                     (2,233)           1,973                --              (260)
              Due to Affiliates                                        (6,333)              --                --            (6,333)
              Other Current Liabilities                               (25,066)          (4,420)               --           (29,486)
                                                                     --------         --------          --------           -------
              Net Cash Provided by
                  Operating Activities                                  7,670            3,845                --            11,515

INVESTING ACTIVITIES
     Property Additions                                               (16,485)         (25,027)               --           (41,512)
     Proceeds from Property Dispositions                                1,717              (44)               --             1,673
     Restricted Investments                                                --               --                --                --
     Other Investing Activities                                       (27,998)          (2,195)           23,598            (6,595)
                                                                     --------         --------          --------           -------
              Net Cash Used by Investing Activities                   (42,766)         (27,266)           23,598           (46,434)

FINANCING ACTIVITIES
     Recapitalization Distribution                                         --               --                --                 -
     Issuance of Membership Interests                                      --               --                --                 -
     Debt Issued                                                           --               --                --                 -
     Financing Costs                                                       --               --                --                 -
     Long-Term Debt Repaid                                             (4,484)                                --            (4,484)
     Affiliate Debt Repaid                                            (11,200)                                --           (11,200)
     Cash Dividends Paid                                              (14,250)          (2,370)            2,370           (14,250)
     Other Financing Activities                                            --           11,150           (11,150)               --
     Borrowings from Affiliates                                        60,391           14,818           (14,818)           60,391
                                                                     --------         --------          --------           -------
              Net Cash Provided by Financing Activities                30,457           23,598           (23,598)           30,457

Net (Decrease) Increase in Cash and Cash Equivalents                   (4,639)             177                --            (4,462)
Cash and Cash Equivalents at Beginning of Period                        2,380            5,066                --             7,446
                                                                     --------         --------          --------           -------
              Cash and Cash Equivalents at End of Period             $ (2,259)        $  5,243          $     --           $ 2,984
                                                                     ========         ========          ========           =======

                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (Continued)
      Condensed Combining Statement of Cash Flows for the Nine Months Ended
                               September 25, 1998
                             (Dollars in thousands)



                                                                   Guarantor          Other                              Combined
                                                                 Subsidiaries      Subsidiaries      Eliminations         Totals
                                                                 ------------      ------------      ------------         ------

OPERATING ACTIVITIES
     Net Earnings (Loss)                                          $ 82,030         $ (2,999)         $     --           $ 79,031
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided:
           Depreciation and Amortization                            30,462            3,606                --             34,068
           Deferred Income Taxes                                   (70,098)               7                --            (70,091)
           Other Operating Activities                                2,159            4,508                --              6,667
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                    7,480           (5,248)               --              2,232
              Materials and Supplies                               (12,246)             354                --            (11,892)
              Accrued Interest                                      14,519               --                --             14,519
              Other Current Assets                                 (11,205)           7,336                --             (3,869)
              Due to Affiliates                                    (13,805)              --                --            (13,805)
              Other Current Liabilities                                268              106                --                374
                                                                  --------         --------          --------           --------
              Net Cash Provided by
                  Operating Activities                              29,564            7,670                --             37,234

INVESTING ACTIVITIES
     Property Additions                                            (19,326)         (20,596)               --            (39,922)
     Proceeds from Property Dispositions                             6,198              225                --              6,423
     Restricted Investments                                        (26,128)              --                --            (26,128)
     Other Investing Activities                                    (23,684)              72            12,498            (11,114)
                                                                  --------         --------          --------           --------
              Net Cash Used by Investing Activities                (62,940)         (20,299)           12,498            (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                                (695,000)              --                --           (695,000)
     Issuance of Membership Interests                               60,047               --                --             60,047
     Debt Issued                                                   735,000               --                --            735,000
     Financing Costs                                               (27,000)              --                --            (27,000)
     Long-Term Debt Repaid                                         (98,830)              --                --            (98,830)
     Affiliate Debt Repaid                                         (11,200)          (2,500)            2,500            (11,200)
     Cash Dividends Paid                                            (9,500)          (4,345)            4,345             (9,500)
     Other Financing Activities                                     (6,285)          15,343           (15,343)            (6,285)
     Borrowings from Affiliates                                     94,715            4,000            (4,000)            94,715
                                                                  --------         --------          --------           --------
              Net Cash Used by Financing Activities                 41,947           12,498           (12,498)            41,947

Net (Decrease) Increase in Cash and Cash Equivalents                 8,571             (131)               --              8,440
Cash and Cash Equivalents at Beginning of Year                      (5,138)           4,057                --             (1,081)
                                                                  --------         --------          --------           --------
              Cash and Cash Equivalents at End of Period          $  3,433         $  3,926          $     --           $  7,359
                                                                  ========         ========          ========           ========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             Condensed Combining Statement of Financial Position at
                               December 26, 1997
                             (Dollars in thousands)


                                                                Guarantor       Other                                Combined
                                                              Subsidiaries     Subsidiaries      Eliminations         Totals
                                                              ------------     ------------      ------------         ------

                                     ASSETS
CURRENT ASSETS
     Cash and Cash Equivalents                                  $ (5,138)        $ 4,057          $      --         $  (1,081)
     Accounts Receivable - Net                                    69,234           8,215                 --            77,449
     Materials and Supplies                                       30,918           2,608                 --            33,526
     Deferred Income Taxes                                         1,371               7                 --             1,378
     Other Current Assets                                         13,383             804             (4,020)           10,167
                                                               ---------         -------          ---------         ---------
        Total Current Assets                                     109,768          15,691             (4,020)          121,439
  PROPERTIES-NET                                                 406,709          53,586                 --           460,295
  RESTRICTED INVESTMENTS                                              --              --                 --                --
  NET PENSION ASSET                                               19,091              --                 --            19,091
  OTHER ASSETS                                                    80,611          20,183            (69,487)           31,307
                                                               ---------         -------          ---------         ---------
        TOTAL ASSETS                                           $ 616,179         $89,460          $ (73,507)        $ 632,132
                                                               =========         =======          =========         =========

                                   LIABILITIES
CURRENT LIABILITIES
     Accounts Payable                                           $ 10,351         $ 3,363          $      --           $13,714
     Accrued Payroll and Fringe Benefits                          16,016             115                 --            16,131
     Due to Affiliates                                            27,562           4,057             (4,020)           27,599
     Short Term Borrowings from Affiliate                          6,550              --                 --             6,550
     Deferred Revenue                                              7,894              --                 --             7,894
     Accrued Claims and Insurance Premiums                         6,620              --                 --             6,620
     Accrued Interest                                                904              --                 --               904
     Other Current Liabilities                                    28,352           6,230                 --            34,582
                                                               ---------         -------          ---------         ---------
        Total Current Liabilities                                104,249          13,765             (4,020)          113,994
  LONG-TERM NOTE PAYABLE TO AFFILIATE                             67,200          29,722            (29,722)           67,200
  DEFERRED INCOME TAXES                                           71,318             (16)                --            71,302
  LONG-TERM DEBT                                                  43,746              --                 --            43,746
  PENSION LIABILITY                                                   --              --                 --                --
  OTHER LONG-TERM LIABILITIES                                     30,165           6,224                 --            36,389
                                                               ---------         -------          ---------         ---------
                                                                 316,678          49,695            (33,742)          332,631
                                                               ---------         -------          ---------         ---------

                              SHAREHOLDER'S EQUITY

  Common Stock                                                     6,006              36                (36)            6,006
  Other Capital                                                  165,164          40,453            (40,453)          165,164
  Retained Earnings (Deficit)                                    128,331            (724)               724           128,331
                                                               ---------         -------          ---------         ---------
        Total Shareholder's Equity                               299,501          39,765            (39,765)          299,501
                                                               ---------         -------          ---------         ---------
        Total Liabilities and Shareholder's Equity             $ 616,179         $89,460          $ (73,507)        $ 632,132
                                                               =========         =======          =========         =========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
             Condensed Combining Statement of Financial Position at
                               September 25, 1998
                             (Dollars in thousands)


                                                                        Guarantor           Other                         Combined
                                                                       Subsidiaries     Subsidiaries     Eliminations      Totals
                                                                       ------------     ------------     ------------      ------
                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                            $   3,434        $   3,925        $     --       $   7,359
   Accounts Receivable - Net                                               80,062           13,463              --          93,525
   Materials and Supplies                                                  36,863            2,254              --          39,117
   Deferred Income Taxes                                                       --               --              --              --
   Other Current Assets                                                    24,514           (6,532)         (2,914)         15,068
                                                                        ---------        ---------       ---------       ---------
      Total Current Assets                                                144,873           13,110          (2,914)        155,069
PROPERTIES - NET                                                          471,694           70,352              --         542,046
RESTRICTED INVESTMENTS                                                     26,128               --              --          26,128
NET PENSION ASSET                                                          20,575               --              --          20,575
OTHER ASSETS                                                              115,722           20,111         (80,092)         55,741
                                                                        ---------        ---------       ---------       ---------
        TOTAL ASSETS                                                    $ 778,992        $ 103,573       $ (83,006)      $ 799,559
                                                                        =========        =========       =========       =========

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                                       $16,852        $   3,847        $     --       $  20,699
   Accrued Payroll and Fringe Benefits                                     18,246               92              --          18,338
   Due to Affiliates                                                           --            2,914          (2,914)             --
   Short Term Borrowings from Affiliate                                        --               --              --              --
   Deferred Revenue                                                        12,711               --              --          12,711
   Accrued Claims and Insurance Premiums                                   10,883               --              --          10,883
   Accrued Interest                                                        15,423               --              --          15,423
   Other Current Liabilities                                               40,233            5,912              --          46,145
                                                                        ---------        ---------       ---------       ---------
      Total Current Liabilities                                           114,348           12,765          (2,914)        124,199
LONG-TERM NOTE PAYABLE TO AFFILIATE                                            --           43,383         (43,383)             --
DEFERRED INCOME TAXES                                                          16              (16)             --              --
LONG-TERM DEBT                                                            757,400               --              --         757,400
PENSION LIABILITY                                                          24,158               --              --          24,158
OTHER LONG-TERM LIABILITIES                                                27,983           10,732              --          38,715
                                                                        ---------        ---------       ---------       ---------
                                                                          923,905           66,864         (46,297)        944,472
                                                                        ---------        ---------       ---------       ---------

                      SHAREHOLDER'S EQUITY/MEMBER'S DEFICIT

Common Stock/Member's Interest                                            220,047               --              --         220,047
Other Capital                                                             152,946           44,778         (44,778)        152,946
Retained Earnings (Deficit)                                              (517,906)          (8,069)          8,069        (517,906)
                                                                        ---------        ---------       ---------       ---------
      Total Shareholder's Equity/Member's Deficit                        (144,913)          36,709         (36,709)       (144,913)
                                                                        ---------        ---------       ---------       ---------
      Total Liabilities and Shareholder's Equity/Member's Deficit       $ 778,992        $ 103,573       $ (83,006)      $ 799,559
                                                                        =========        =========       =========       =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

American Commercial Lines LLC ("ACL" or the "Company") is an integrated marine transportation and service company, providing barge transportation services on the inland waterways of North and South America. The Company supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to the Company and third parties.

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998, ACL's parent, American Commercial Lines Holdings LLC ("Holdings") completed a recapitalization in a series of transactions in which the barging operations of National Marine, Inc. ("NMI") and its subsidiaries were combined with those of ACL. Pursuant to these transactions, ACL issued $735 million in new debt and NMI's parent, Vectura Group, Inc. ("Vectura") contributed certain of its assets and liabilities plus $60 million in cash. ACL paid a $695 million distribution to CSX and retired $75 million of Vectura's existing liabilities.

As described in Note 1 of Notes to the Condensed Consolidated Financial Statements, the transactions were accounted for as a recapitalization of ACL with the NMI contribution accounted for by the purchase method of accounting.

ACL integrated NMI's operations into its operations in the third quarter, increasing its barge fleet by approximately 16%.


                                                       ACL'S FLEET SIZE

                                               June 26, 1998      Sept. 25, 1998
                                               -------------      --------------

Covered hoppers                                    2,758               3,052
Open hoppers                                         811                 918
Tankers                                              249                 453
                                                   -----               -----
Total                                              3,818               4,423

Towboats                                             145                 201

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


RESULTS OF OPERATIONS

The Company's business is seasonal, and its quarterly revenue and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the transportation demand for the fall grain harvest.

THREE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 26, 1997

Operating Revenue. Operating revenue for the three months ended September 25, 1998 increased 8.4% to $180.6 million from $166.6 million for the same period in 1997. Domestic barging revenues increased $20.8 million. Ton-miles increased 11% while the rate per ton-mile remained relatively constant. Volumes increased with the acquisition of NMI but were adversely impacted by a series of three hurricanes in the Gulf region and low water on the Ohio River. Spot grain rates increased in the third quarter of 1998 compared to 1997, primarily due to a temporary capacity constraint caused by heavy north-bound loading demand and adverse operating conditions. Since a significant portion of ACL's grain tonnage was previously priced, the impact of the spot rate increase was minimal. Other dry cargo rates continue to be lower than 1997. Sales to third-party customers at Jeffboat, the Company's marine construction subsidiary, fell $7.8 million, primarily due to a softening in the demand for hopper barges. International revenues increased $2.3 million due to increased volumes.

Operating Expense. Operating expense for the three months ended September 25, 1998 increased 7.7%, to $162.4 million from $150.7 million in the same period last year. Domestic barging expenses increased $22.5 million, primarily due to the larger fleet size but also because of adverse operating conditions resulting from the hurricanes. Fuel prices continued to be favorable to 1997, decreasing by 25% from 58 cents per gallon in 1997 to 43 cents per gallon in 1998. The Company is rapidly integrating NMI's operations. Most of the duplicate general and administrative costs were eliminated in early September, including workforce reductions of 65 employees. Port costs have been reduced through eliminating duplicate fleeting facilities and utilizing excess capacity in certain fleets. Most of the combination synergy initiatives were implemented late in the third quarter, so the impact on expenses was minimal. Cost savings are expected to increase in the fourth quarter. Jeffboat's expenses decreased $8.3 million, primarily due to lower volumes. International barging expenses increased by $2.9 million, largely due to increased volumes. Elimination of the CSX corporate management fee reduced 1998 expenses by nearly $3.5 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Operating Income. Operating income for the three months ended September 25, 1998 increased 14.8% to $18.2 million from $15.9 million for the same period in 1997, due to the foregoing factors.

Interest Expense. Interest expense for the three months ended September 25, 1998 was $17.4 million compared with $3.6 million for the same period in 1997. The increase is due to $735 million of long- term debt obtained for ACL's recapitalization.


Earnings Before Income Taxes. Earnings before income taxes for the three months ended September 25, 1998 were $0.3 million compared with $11.6 million for the same period in 1997, primarily due to higher interest expense.

Income Taxes (Benefit). Income taxes for the three months ended September 25, 1998 decreased to a benefit of $6.1 million from an expense of $2.9 million for the same period in 1997. The Company's domestic corporate subsidiaries, except ACL Capital Corp. were converted to limited liability companies on or about June 30, 1998. Due to the change in the tax status, previously recognized deferred income taxes were reversed resulting in a benefit of $6.5 million.

Net Earnings. Net earnings for the three months ended September 25, 1998 were $6.4 million compared with $8.7 million for the same period in 1997, due to the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 26, 1997

Operating Revenue. Operating revenue for the nine months ended September 25, 1998 rose 1.2% to $447.5 million from $442.0 million for the same period in 1997. Domestic barging revenue fell $1.8 million. Lower rates in the first half of 1998 caused revenue to decrease by approximately $16 million. The reduction in rates was primarily due to decreased demand for U.S. grain exports, which negatively impacted rate per ton for all dry cargoes. Volumes in the first half of the year were lower than 1997 due to reduced grain exports and adverse river conditions in early 1998, including extended periods of high water on the Mississippi River. Ton-miles increased in the third quarter with the acquisition of NMI's barging operations. International revenues increased $8.8 million primarily due to expansion in Argentina and increased volumes in Venezuela. Sales to third-party customers at Jeffboat increased $1.4 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


Operating Expense. Operating expense for the nine months ended September 25, 1998 was nearly constant at $412.0 million vs. $412.6 million during the 1997 period. Domestic barging expenses decreased $2.1 million. While expenses increased in the third quarter of 1998 due to the larger fleet, first-half expenses decreased due to lower fuel prices, reduced levels of barge repair, improved boat to barge ratios and reduced use of outside towing services. International barging expenses increased $10.7 million primarily due to expansion in Argentina and flooding on the Parana/Paraguay River system during the second quarter of 1998. Jeffboat's expenses decreased by $2.0 million primarily due to productivity improvements.

Operating Income. Operating income for the nine months ended September 25, 1998 rose 20.4% to $35.4 million from $29.4 million for the same period in 1997, due to the foregoing factors.

Interest Expense. Interest expense for the nine months ended September 25, 1998 rose to $23.5 million compared with $9.7 million for the same period in 1997. The increase is due to $735 million of long -term debt obtained for ACL's recapitalization.

Earnings Before Income Taxes. Earnings before income taxes for the nine months ended September 25, 1998 decreased to $10.7 million compared with $19.4 million in the same period in 1997, due to the foregoing factors.

Income Taxes (Benefit). Income taxes for the nine months ended September 25, 1998 decreased to a benefit of $68.3 million from an expense of $6.6 million for the same period in 1997. The Company was reorganized as a limited liability company in the second quarter of 1998. Due to the change in the tax status, previously recognized deferred income taxes were reversed, resulting in a benefit of $72 million.

Net Earnings. Net earnings for the nine months ended September 25, 1998 rose to $79.0 million from $12.9 million for the same period in 1997, due to the foregoing factors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED



OUTLOOK

Entering the fourth quarter, spot grain rates should increase slightly, but other dry cargo rates are expected to be lower than 1997. Domestic barging volumes should increase due to the larger fleet, slightly offset by the negative impact of hurricanes that continued into the first two weeks of the quarter. Integration of NMI's operations will continue with further cost savings expected.


LIQUIDITY AND CAPITAL RESOURCES


Prior to the recapitalization, ACL participated in CSX's cash management plan through which most of its cash needs were funded by CSX and any excess cash was advanced to CSX for investment. In June 1998, the Company borrowed $47.7 million from CSX to redeem $23.8 million of U.S. Government Guaranteed Ship Financing Bonds and to deposit $26.1 million into an escrow fund which will be used to repay $24.4 million principal of Terminal Revenue Refunding Bonds. CSX contributed to the capital of Holdings all existing debt owed to CSX.

In connection with the recapitalization, the Company obtained $735 million in long-term debt, including two term loans in the aggregate principal amount of $435 million and $300 million in senior notes. The Company also has available borrowings of $100 million under a revolving credit facility. The terms of the long-term borrowings are discussed in Note 7 of the Notes to the Condensed Consolidated Financial Statements. All of this debt is guaranteed by certain wholly owned domestic subsidiaries. There are no material limitations on the ability of these subsidiaries to pay dividends to the Company.

Management believes that cash generated from operations together with the borrowings available under the revolving credit facility are more than sufficient to fund its cash requirements including capital expenditures for fleet replacement and international expansion, working capital, interest payments and scheduled principal payments.

Capital expenditures for 1998 are projected to be approximately $60 million with approximately $30 million allocated to international expansion. As of September 25, 1998, $40 million had been spent.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


YEAR 2000


In mid-1997, the Company formed a Year 2000 project team to identify information technology and non-technology systems that require modification for the Year 2000. A project plan has been developed with goals and target dates. The Company's business areas are in various stages of this project plan. Certain changes to the project plan were made to accommodate the integration of the operations of NMI. The Company currently expects to have substantially completed programming changes and internal testing of internal mission critical computer systems by July 1999. Significant enterprise testing of mission-critical systems is expected to begin in April 1999, with such enterprise testing continuing through 1999. The Company currently expects to have substantially completed remediation and testing of both information technology and non-technology systems that the Company deems are of high business value and priority by July 1999.

The Company incurred expenses of $1.1 million throughout 1997 and in the first three quarters of 1998 related to this project, which represents approximately 13% of its total information technology operating expense for the related periods. The remaining cost of the Year 2000 project is presently estimated at $2.4 million, which will be expensed as incurred through 2000. A portion of the total Year 2000 project expense is represented by existing staff that has been or will be redeployed to this project. The Company does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. However, the remaining cost and the date on which the Company believes it will complete the Year 2000 project are based on management's current estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain staff resources, and are inherently uncertain.

As part of its Year 2000 project, the Company is in communication with its mission-critical suppliers, large customers and financial institutions and other significant third parties to assess their Year 2000 readiness. Risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


The Company believes its planning efforts are adequate to address its Year 2000 concerns. There can be no assurance, however, that the Company's efforts will be successful in a task of this size and complexity. The Company is currently assessing the consequences of its Year 2000 initiative not being completed on schedule or its remediation efforts not being successful. Upon completion of such assessment, the Company will begin contingency planning, including efforts to address potential disruptions in third-party services, such as telecommunications and electricity, on which the Company's systems and operations rely. There can be no assurance that the Company's contingency plans or its efforts with respect to third parties will prevent a material adverse effect on the Company's business, results of operations or financial condition.

CHANGES IN ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement requires that public business enterprises disclose information about their products and services, operating segments, the geographic areas in which they operate, and their major customers. Management adopted the provisions of this Statement in 1997.

In 1998, the American Institute of Certified Public Accounts ("AICPA") issued Statement of Position No. 98-1. "Accounting for the Costs of Computer Software Developed or Obtained For Internal Use." This Statement requires capitalization of (i) external direct costs of materials and services incurred in developing or obtaining internal-use computer software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project and (iii) interest costs incurred in developing computer software for internal use. Costs that are considered to be related to research and development activities would be expensed as incurred. Similarly, training and maintenance costs would be expensed, and allocations to amounts capitalized of general and administrative or overhead costs would not be permitted. Management adopted this Statement with early application in 1997 with no significant effect on the financial statements.

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement supersedes the disclosure requirements in Statements No. 87, "Employer's Accounting for Pensions", No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits", and No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Company will adopt the provisions of the Statement in 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income", which established new rules for the reporting of comprehensive income. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Statement No. 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a Company display an amount representing total comprehensive income for the periods reported in the financial statement. The Company adopted Statement No. 130 in the first quarter of 1998 but the adoption had no impact on the Company's shareholder's equity or net earnings.

In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organizational costs to be expensed as incurred. The Company has historically expensed start-up costs. It will adopt SOP 98-5 in fiscal 1999, and does not anticipate that it will have any significant impact on the Company's financial statements.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is encouraged. The Company has not determined when it will adopt Statement No. 133, but expects adoption will not have a significant effect on its financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION, CONTINUED


FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express or involve discussions as to expectations, beliefs, plans (often, but not always through the use of words or phrases such as "expect", "believe", and "will continue") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include (i) substantial leverage and ability to service debt; (ii) changing market trends in the barge and inland shipping industries;
(iii) general economic and business conditions including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports; (iv) annual worldwide weather conditions, particularly those weather conditions affecting North and South America; (v) the ability of the company to integrate NMI within the expected time frame; and (vi) the ability of the Company to comply with Year 2000 issues. As a result of the foregoing and other factors, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made.
The Company undertakes no obligation to update or revise any forward-looking statements.

PART II.  OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The Company is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. All material claims asserted under lawsuits of this description and nature are covered by insurance policies. The Company is not aware of any litigation that would be deemed material to the financial condition, results of operations or liquidity of the Company that is not covered by insurance coverages and policies.

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive Federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. The Company devotes resources toward achieving and maintaining compliance with environmental requirements. The Company believes, except as otherwise set forth herein, that it is in material compliance with environmental requirements and that noncompliance is not likely to have a material adverse effect on the Company. However, there can be no assurance that the Company will be at all times in material compliance with all environmental requirements. The Company does not anticipate material capital expenditures for environmental controls in the current or succeeding fiscal year.

As in the case with others in the maritime industry, a release of oil, hazardous waste, hazardous substances or other pollutants into the environment at or by the Company's properties or vessels, as a result of the Company's current or past operations, or at a facility to which the Company has shipped wastes, or the existence of historical contamination at any of the Company's properties, could result in material liability to the Company. The Company conducts loading and unloading of dry commodities, liquids and scrap materials in and near waterways. Such operations present a potential that some such materials might be spilled into a waterway thereby exposing the Company to potential liability. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that it believes reduces such risks.

Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect the Company's operations or facilities, increase the Company's costs of operation, or adversely affect the demand for the Company's services. The Company cannot predict the effect that such future laws or regulations could have on the Company. Nor can the Company predict what environmental conditions may be found to exist at the Company's current or past facilities or at other properties where the Company or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on the Company's business, financial condition and results of operations.

The U.S. Environmental Protection Agency ("EPA") and the Department of Justice ("DOJ") have alleged that the Mid-South Terminal Company ("MSTC") violated provisions of the Federal Clean Water Act by spilling scrap metal into the McKellar Lake during barge loading operations at an MSTC terminal located near Memphis, Tennessee. The Company holds a 50% interest in MSTC, which is a joint venture between American Commercial Terminal-Memphis LLC and Mid-South Terminal Company L.P. DOJ indicated it may bring criminal charges against MSTC with regard to the alleged violations. MSTC has been engaged in discussions with the DOJ to resolve this matter. Based on these discussions, the Company anticipates that a fine is likely to be assessed by DOJ. The Company anticipates that any fine assessed by DOJ is not likely to be material. As part of the resolution, MSTC may be required to remove spilled scrap metal from the lake.

Tiger Shipyard LLC ("Tiger"), a wholly owned subsidiary of the Company, entered a plea of no contest in Louisiana State District Court on September 25, 1998 to one count of a multiple count indictment concerning alleged environmental infractions during the early 1990's. The one count pertained to alleged non-permitted discharge of contaminated barge wash water into the Mississippi River. As part of a comprehensive plea agreement, Tiger agreed to pay a fine of $420,000. The State District Court dismissed all other counts against the Company, dismissed all counts against all individual employees, and the United States Attorney's Office for the Middle District of Louisiana also agreed to close its investigation involving the Company. This plea agreement was not related to the facts and circumstances involved with Tiger's petition for reimbursement from the Federal Superfund for other clean-up activities and costs. Tiger intends to proceed with that claim.

The Company is involved as a potentially responsible party ("PRP") with respect to the clean-up of hazardous waste disposal sites (Superfund Sites) identified under CERCLA and similar state laws. While CERCLA authorizes joint and several liability for remediation costs at clean-up or remediation sites, as a practical matter, such costs are typically allocated among the waste generators and other involved parties.

Jeffboat LLC, a wholly owned subsidiary of the Company, was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat estimates that its share of costs for the remaining phases of clean-up at the Third Site will not be material. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. At this time, there is no estimate of Jeffboat's potential liability with respect to the Four County Landfill, but the Company does not believe such liability is likely to be material.

American Commercial Barge Line LLC, a wholly owned subsidiary of the Company, was named as a PRP at the Southern Shipbuilding facility in Slidell, Louisiana. At this time, there is no estimate of potential liability with regard to the Southern Shipbuilding site, but the Company does not believe such liability is likely to be material.

The Company has also received notice that certain barges formerly owned by SCNO Barge Line, Inc. and The Valley Line Company (companies from which ACL purchased assets) also allegedly sent waste to the Southern Shipbuilding Superfund site prior to the Company's purchase of such assets from these companies. The Company believes that it is not responsible for such waste and also believes it is indemnified for such claims under the respective Asset Purchase Agreements. The Company has provided notice of claims for indemnification pursuant to such Asset Purchase Agreements.

Pursuant to its recapitalization, the Company assumed certain liabilities for environmental matters involving Vectura and its subsidiaries including NMI. Vectura has received an order from the EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Federal Superfund clean-up statute, regarding contamination at the former Dravo Mechling property in Seneca, Illinois now owned by a Company subsidiary. The Order required that Vectura perform site sampling and possible future remediation at the site. Based on the investigation of the site to date, the Company and its consultants believe that extensive further remediation will be unnecessary but are awaiting the EPA's review and proposed clean-up standards. The Company believes that its liability at the Seneca site is not likely to be material.

NMI has been named as a PRP at the SBA Shipyard site in Houma, Louisiana. The Company believes that its share of costs at the SBA Shipyard site is not likely to be material.

Because CERCLA liability is retroactive, it is possible in the future that the Company may be identified as a PRP with respect to other waste disposal sites, where wastes generated by the Company have been transported and disposed.

As of September 25, 1998, the Company had accruals of approximately $1.1 million for environmental matters. Given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       Exhibits
       Exhibit 27.1 - Financial Data Schedule

       Reports on Form 8-K

       There were no reports on Form 8-K filed in the third quarter of 1998.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMERICAN COMMERCIAL LINES LLC



Date:  November 9, 1998            By:    /s/ James J. Wolff
                                          -----------------------------
                                   Name:  James J. Wolff
                                   Title: Senior Vice President and
                                          Chief Financial Officer