Form 10-Q/A
period 1998-09-25
AMERICAN COMMERCIAL LINES LLC
filed 1999-03-25
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998

                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.


                        Commission file number 333-62227


                          AMERICAN COMMERCIAL LINES LLC
             (Exact Name of Registrant as Specified in Its Charter)


                    DELAWARE                             52-210660
     (State or Other Jurisdiction of                   (IRS Employer
     Incorporation or Organization)                   Identification No.)

         1701 EAST MARKET STREET
            JEFFERSONVILLE, INDIANA                       47130
(Address of Principal Executive Offices)               (Zip Code)

                                 (812) 288-0100
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



AS OF NOVEMBER 1, 1998, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.

This amendment changes only Item 1, Financial Statements and Item 2, Management's Discussion and Analysis of Results of Operations and Financial Condition, of Part I, and Item 6, Exhibits and Reports on Form 8-K, of Part II.


                                      INDEX




                                                                                 Page Number

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements.

1.       Condensed Consolidated Statement of Earnings -
         Quarters and Nine Months Ended September 26, 1997 and
         September 25, 1998                                                           2

2.       Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended September 26, 1997 and
         September 25, 1998                                                           3

3.       Condensed Consolidated Statement of Financial Position -
         At December 26, 1997 and September 25, 1998                                  4

Notes to Condensed Consolidated Financial Statements                                  5


Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition                                     22


PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.                                            27


Signature                                                                             27


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                          AMERICAN COMMERCIAL LINES LLC
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                   QUARTERS ENDED               NINE MONTHS ENDED
                                            ---------------------------   -----------------------------
                                            SEPTEMBER 26,  SEPTEMBER 25,  SEPTEMBER 26,   SEPTEMBER 25,
                                               1997           1998           1997             1998
                                            ------------   -------------  -------------   -------------
                                                   (UNAUDITED)                     (UNAUDITED)

OPERATING REVENUE                           $ 166,611      $ 180,601       $ 442,034      $ 447,459


OPERATING EXPENSE
     Materials, Supplies and Other             83,524         84,614         211,985        206,766
     Labor and Fringe Benefits                 38,678         54,059         110,696        127,318
     Fuel                                      13,186         12,417          43,525         35,076
     Depreciation and Amortization             10,252         12,809          30,381         33,378
     Taxes, Other Than Income Taxes             5,096          6,433          16,021         17,460
                                            ---------      ---------       ---------      ---------
                                              150,736        170,332         412,608        419,998
                                            ---------      ---------       ---------      ---------

OPERATING INCOME                               15,875         10,269          29,426         27,461

OTHER EXPENSE
     Interest Expense                           1,163         17,370           3,063         19,467
     Interest Expense, Affiliate - Net          2,414             36           6,680          4,007
     Other, Net                                   667            520             256          1,207
                                            ---------      ---------       ---------      ---------
                                                4,244         17,926           9,999         24,681
                                            ---------      ---------       ---------      ---------

EARNINGS (LOSS) BEFORE INCOME TAXES            11,631         (7,657)         19,427          2,780

INCOME TAXES (BENEFIT)                          2,884         (6,068)          6,572        (68,293)
                                            ---------      ---------       ---------      ---------
                                            ---------      ---------       ---------      ---------

NET EARNINGS (LOSS)                         $   8,747      $  (1,589)      $  12,855      $  71,073
                                            ---------      ---------       ---------      ---------
                                            ---------      ---------       ---------      ---------



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                   NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 26,   SEPTEMBER 25,
                                                                 1997           1998
                                                             -------------   -------------
                                                                       (UNAUDITED)

OPERATING ACTIVITIES
     Net Earnings                                             $  12,855       $  71,073
     Adjustments to Reconcile Net Earnings to
        Net Cash Provided (Used ):
           Depreciation and Amortization                         30,629          34,068
           Deferred Income Taxes                                    (10)        (70,091)
           Other Operating Activities                             2,391          14,625
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                 1,830           2,232
              Materials and Supplies                                 (7)        (11,892)
              Accrued Interest                                      (94)         14,519
              Other Current Assets                                 (260)         (3,869)
              Due to Affiliates                                  (6,333)        (13,805)
              Other Current Liabilities                         (29,486)            374
                                                              ---------       ---------

              Net Cash Provided by Operating Activities          11,515          37,234

INVESTING ACTIVITIES
     Property Additions                                         (41,512)        (39,922)
     Proceeds from Property Dispositions                          1,673           6,423
     Restricted Investments                                        --           (26,128)
     Other Investing Activities                                  (6,595)        (11,114)
                                                              ---------       ---------

              Net Cash Used by Investing Activities             (46,434)        (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                                 --          (695,000)
     Issuance of Membership Interests                              --            60,047
     Debt Issued                                                   --           735,000
     Financing Costs                                               --           (27,000)
     Long-Term Debt Repaid                                       (4,484)        (98,830)
     Affiliate Debt Repaid                                      (11,200)        (11,200)
     Cash Dividends Paid                                        (14,250)         (9,500)
     Other Financing                                               --            (6,285)
     Short Term Borrowing from Affiliates                        60,391          94,715
                                                              ---------       ---------

              Net Cash Provided by Financing Activities          30,457          41,947

Net Increase (Decrease) in Cash and Cash Equivalents             (4,462)          8,440
Cash and Cash Equivalents at Beginning of Period                  7,446          (1,081)
                                                              ---------       ---------
              Cash and Cash Equivalents at End of Period      $   2,984       $   7,359
                                                              ---------       ---------
                                                              ---------       ---------



     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)


                                                                                     DEC. 26,       SEPTEMBER 25,
                                                                                       1997*            1998
                                                                                     ---------       ---------
                                                                                                     (UNAUDITED)

                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                                         $  (1,081)      $   7,359
   Accounts Receivable, Net                                                             77,449          93,525
   Materials and Supplies                                                               33,526          39,117
   Deferred Income Taxes                                                                 1,378            --
   Other Current Assets                                                                 10,167          15,068
                                                                                     ---------       ---------
      Total Current Assets                                                             121,439         155,069

PROPERTIES-Net                                                                         460,295         542,046
RESTRICTED INVESTMENTS                                                                    --            26,128
NET PENSION ASSET                                                                       19,091          20,575
OTHER ASSETS                                                                            31,307          55,741
                                                                                     ---------       ---------
      Total Assets                                                                   $ 632,132       $ 799,559
                                                                                     ---------       ---------
                                                                                     ---------       ---------

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                                                  $  13,714       $  20,699
   Accrued Payroll and Fringe Benefits                                                  16,131          18,338
   Due to Affiliates                                                                    27,599            --
   Short Term Borrowings from Affiliate                                                  6,550            --
   Deferred Revenue                                                                      7,894          12,711
   Accrued Claims and Insurance Premiums                                                 6,620          10,883
   Accrued Interest                                                                        904          15,423
   Other Current Liabilities                                                            34,582          46,145
                                                                                     ---------       ---------
      Total Current Liabilities                                                        113,994         124,199

LONG-TERM NOTE PAYABLE TO AFFILIATE                                                     67,200            --
DEFERRED INCOME TAXES                                                                   71,302            --
LONG-TERM DEBT                                                                          43,746         757,400
PENSION LIABILITY                                                                         --            24,158
OTHER LONG-TERM LIABILITIES                                                             36,389          38,715
                                                                                     ---------       ---------
                                                                                       332,631         944,472
                                                                                     ---------       ---------

                      SHAREHOLDER'S EQUITY/MEMBER'S DEFICIT

Common Stock/Member's Interest                                                           6,006         220,047
Other Capital                                                                          165,164         160,904
Retained Earnings (Deficit)                                                            128,331        (525,864)
                                                                                     ---------       ---------
      Total Shareholder's Equity/Member's Deficit                                      299,501        (144,913)
                                                                                     ---------       ---------
      Total Liabilities and Shareholder's Equity/Member's Deficit                    $ 632,132       $ 799,559
                                                                                     ---------       ---------
                                                                                     ---------       ---------


*Derived from the audited December 26, 1997 consolidated statement of financial position

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

     American Commercial Lines LLC ("ACL" or the "Company") was a wholly owned subsidiary of CSX Corporation until June 30, 1998. On June 30, 1998, the Company's parent, American Commercial Lines Holdings LLC ("Holdings") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries was combined with that of the Company. The Company issued $735 million in new debt, Vectura contributed certain of its assets and liabilities (referred to as the NMI contribution) plus $60 million in cash and the Company paid a $695 million distribution to CSX and $75 million of existing liabilties of Vectura. In addition, CSX contributed to the capital of Holdings approximately $163 million of existing liabilities owed to CSX.

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

     If the recapitalization of ACL and the purchase of NMI had occurred as of December 28, 1996, the proforma results of operations would have been:


                                NINE MONTHS ENDED
                              SEPT. 26,     SEPT. 25,
                                 1997         1998
                              ------------------------

Operating revenue             $532,289      $505,657
Operating income                41,019        31,620
Loss before income taxes        12,074        22,576
Income taxes                     1,011           797
Net loss                        13,085        23,373


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

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the 1997 audited consolidated financial statements and the notes related thereto included in the Company's Registration Statement on Form S-4 ( Registration No. 333-62227).

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

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) --
                                   (CONTINUED)



NOTE 2.  STOCKHOLDER'S EQUITY/MEMBER'S DEFICIT

The components of the change in stockholder's equity/member's deficit follow:


                                                                  COMMON    MEMBER'S      OTHER         RETAINED
                                                                  STOCK      EQUITY      CAPITAL        EARNINGS        TOTAL
                                                               ----------------------------------------------------------------
                                                                             C>

Balance at December 26, 1997                                   $   6,006                $ 165,164       $ 128,331     $ 299,501

Net earnings                                                                                               71,073        71,073
Cash dividends to CSX prior to the recapitalization                                                        (9,500)       (9,500)
Distributions to CSX pursuant to the recapitalization                                                     (20,768)      (20,768)
CSX Pension Plan spin-off                                                                 (23,893)                      (23,893)
Cash distribution to CSX pursuant to the recapitalization                                                (695,000)     (695,000)
Contribution of capital by CSX                                                            171,127                       171,127
Recapitalization of ACL's assets and liabilities                  (6,006)   $ 155,000    (148,994)                          --
Issuance of membership interests                                               65,047                                    65,047
Fees related to the recapitalization                                                       (2,500)                       (2,500)
                                                               ----------------------------------------------------------------
Balance at September 25, 1998                                  $    --      $ 220,047   $ 160,904       $(525,864)    $(144,913)
                                                               ----------------------------------------------------------------
                                                               ----------------------------------------------------------------


Distributions to CSX pursuant to the recapitalization include $11,814 for certain barges, $7,304 in net assets of certain terminal operations, and $1,650 other. The barges are being leased back to ACL under an operating lease. Revenues and operating income of the terminal operations are not material. In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

NOTE 3. MATERIAL AND SUPPLIES

     Materials and Supplies are carried at average cost and consist of the following:


                        DEC. 26,     SEPT. 25,
                         1997          1998
                        -------      -------

Raw Materials           $ 5,917      $ 7,521
Work in Process           7,243       10,258
Parts and Supplies       20,366       21,338
                        -------      -------
                        $33,526      $39,117
                        -------      -------
                        -------      -------


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


     The components of income tax expense (benefit) computed at federal statutory rate follows:


                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              -----------------------      -------------------------
                                                              SEPT. 26,      SEPT. 25,      SEPT. 26,      SEPT. 25,
                                                                 1997          1998           1997           1998
                                                              --------       --------       --------       --------
Tax (Benefit) at Federal Statutory Rate                       $  4,070       $ (2,679)      $  6,799       $    973
State Income Taxes, Net                                             90                           280            239
Foreign Operations, net                                           (624)           125            531          2,667
Tax effect of income taxable to member resulting
   from change in tax status and other items                      (652)         2,976         (1,038)          (191)
Reversal of previously established deferred income taxes
   resulting from change of tax status                            --           (6,490)                      (71,981)
                                                              --------       --------       --------       --------
    Total Income Tax Expense (Benefit)                        $  2,884       $ (6,068)      $  6,572       $(68,293)
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


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


NOTE 6.  NON-CASH FINANCING ACTIVITIES

Pursuant to the recapitalization, CSX contributed to the capital of Holdings $163.2 million of existing debt, including a long term loan with a principal balance of $67.2 million and short- term borrowings of $96.0 million. In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL. Additionally, ACL distributed to CSX $11.8 million for certain barges and $7.3 million in net assets in certain terminal operations. The NMI contribution was financed through the issuance of $5.0 million of membership interests. ACL recorded a pension liability of $23.9 million and a corresponding charge to other capital as a result of the CSX Pension Plan spin-off (See Note 5).

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   (CONTINUED)


NOTE 7.  LONG-TERM DEBT

Long -Term Debt consists of the following:


                                                                         DEC. 26,      SEPT. 25,
                                                                          1997           1998

                                                                         --------      --------

$235 million Term Loan- interest rate of 8.44%                                         $235,000
$200 million Term Loan -  interest rate of 8.19%                                        200,000
$300 million Senior Notes -  interest rate of 10.25%                                    300,000
Terminal Revenue Facilities Refunding Bonds, interest rate of 7.75%      $ 24,400        24,400
U.S. Government Guaranteed Ship Financing Bonds                            23,830
                                                                         --------      --------
Total                                                                      48,230       759,400
Less, current maturities                                                    4,484         2,000
                                                                         --------      --------
Total Long-Term Debt                                                     $ 43,746      $757,400
                                                                         --------      --------
                                                                         --------      --------


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

NOTE 9. BUSINESS SEGMENTS (IN $000'S)


                                             REPORTABLE SEGMENTS
                                           -------------------------    ALL OTHER
                                           BARGING      CONSTRUCTION   SEGMENTS (1)    TOTAL
                                           -------      ------------   ------------    -----

THREE MONTHS ENDED SEPTEMBER 26, 1997
Revenues  from external customers          $121,794      $ 37,551      $  7,266      $166,611
Intersegment revenues                          --             401         1,034         1,435
Segment earnings                             14,673         3,355         1,603        19,631

THREE MONTHS ENDED SEPTEMBER 25, 1998
Revenues  from external customers          $144,844      $ 29,735      $  6,022      $180,601
Intersegment revenues                          --             377         1,272         1,649
Segment earnings                              4,317         3,807         2,145        10,269

NINE MONTHS ENDED SEPTEMBER 26, 1997
Revenues  from external customers          $354,133      $ 65,641      $ 22,260      $442,034
Intersegment revenues                          --          30,745         3,170        33,915
Segment earnings                             30,723         4,578         5,393        40,694

NINE MONTHS ENDED SEPTEMBER 25, 1998
Revenues  from external customers          $361,182      $ 67,053      $ 19,224      $447,459
Intersegment revenues                          --          11,442         3,266        14,708
Segment earnings                             21,147         7,957         5,767        34,871


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

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


     The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                              SEPT. 26,       SEPT. 25,       SEPT. 26,      SEPT. 25,
                                               1997            1998            1997            1998
                                             ---------       ---------       ---------       ---------
REVENUES
Revenues from external customers             $ 166,611       $ 180,601       $ 442,034       $ 447,459
Intersegment revenues                            1,435           1,649          33,915          14,708
Elimination of intersegment revenues            (1,435)         (1,649)        (33,915)        (14,708)
                                             ---------       ---------       ---------       ---------
Operating revenue                            $ 166,611       $ 180,601       $ 442,034       $ 447,459
                                             ---------       ---------       ---------       ---------
                                             ---------       ---------       ---------       ---------

EARNINGS
Total segment earnings                       $  19,631       $  10,269       $  40,694       $  34,871
Unallocated amounts:
  Management service fee charged by CSX         (3,756)           --           (11,268)         (7,410)
  Interest expense                              (1,163)        (17,370)         (3,063)        (19,467)
  Interest expense, affiliate - net             (2,414)            (36)         (6,680)         (4,007)
  Other, net                                      (667)           (520)           (256)         (1,207)
                                             ---------       ---------       ---------       ---------
Earnings (loss) before income taxes          $  11,631       $  (7,657)      $  19,427       $   2,780
                                             ---------       ---------       ---------       ---------
                                             ---------       ---------       ---------       ---------


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
                             (DOLLARS IN THOUSANDS)



                                            GUARANTOR          OTHER                       COMBINED
                                           SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     TOTALS
                                           ------------     ------------   ------------    ---------

OPERATING REVENUE                           $ 152,500       $  14,111           --         $ 166,611
OPERATING EXPENSE
     Materials, Supplies and Other             78,246           5,278           --            83,524
     Labor and Fringe Benefits                 36,797           1,881           --            38,678
     Fuel                                      12,092           1,094           --            13,186
     Depreciation and Amortization              9,328             924           --            10,252
     Taxes, Other Than Income Taxes             5,096            --             --             5,096
                                            ---------       ---------      ---------       ---------
                                              141,559           9,177           --           150,736
                                            ---------       ---------      ---------       ---------
OPERATING INCOME                               10,941           4,934           --            15,875
OTHER EXPENSE (INCOME)
     Interest Expense                           1,163            --             --             1,163
     Interest Expense, Affiliate - Net          2,414             528           (528)          2,414
     Other, Net                                  (984)          1,123            528             667
                                            ---------       ---------      ---------       ---------
                                                2,593           1,651           --             4,244
                                            ---------       ---------      ---------       ---------
EARNINGS BEFORE INCOME TAXES                    8,348           3,283           --            11,631
INCOME TAXES                                    2,296             588           --             2,884
                                            ---------       ---------      ---------       ---------
NET EARNINGS                                $   6,052       $   2,695      $    --         $   8,747
                                            ---------       ---------      ---------       ---------
                                            ---------       ---------      ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
         CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED
                               SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)



                                             GUARANTOR         OTHER                        COMBINED
                                           SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS      TOTALS
                                          ---------------  --------------  ------------   ----------

OPERATING REVENUE                           $ 164,224       $  16,377      $    --         $ 180,601
OPERATING EXPENSE
     Materials, Supplies and Other             77,733           6,881           --            84,614
     Labor and Fringe Benefits                 51,160           2,899           --            54,059
     Fuel                                      11,387           1,030           --            12,417
     Depreciation and Amortization             11,532           1,277           --            12,809
     Taxes, Other Than Income Taxes             6,403              30           --             6,433
                                            ---------       ---------      ---------       ---------
                                              158,215          12,117           --           170,332
                                            ---------       ---------      ---------       ---------
OPERATING INCOME                                6,009           4,260           --            10,269
OTHER EXPENSE (INCOME)
     Interest Expense                          17,370            --             --            17,370
     Interest Expense, Affiliate - Net             36           1,120         (1,120)             36
     Other, Net                                (1,312)            712          1,120             520
                                            ---------       ---------      ---------       ---------
                                               16,094           1,832           --            17,926
                                            ---------       ---------      ---------       ---------
EARNINGS (LOSS) BEFORE INCOME TAXES           (10,085)          2,428           --            (7,657)
INCOME TAXES (BENEFIT)                         (6,728)            660           --            (6,068)
                                            ---------       ---------      ---------       ---------
NET EARNINGS (LOSS)                         $  (3,357)      $   1,768      $    --         $  (1,589)
                                            ---------       ---------      ---------       ---------
                                            ---------       ---------      ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
       CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)



                                           GUARANTOR           OTHER                        COMBINED
                                          SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS       TOTALS
                                         ---------------   ------------   ------------    -----------

OPERATING REVENUE                           $ 417,090       $  24,944                      $ 442,034
OPERATING EXPENSE
     Materials, Supplies and Other            199,779          12,206           --           211,985
     Labor and Fringe Benefits                106,036           4,660           --           110,696
     Fuel                                      41,287           2,238           --            43,525
     Depreciation and Amortization             27,991           2,390           --            30,381
     Taxes, Other Than Income Taxes            16,021            --             --            16,021
                                            ---------       ---------      ---------       ---------
                                              391,114          21,494           --           412,608
                                            ---------       ---------      ---------       ---------
OPERATING INCOME                               25,976           3,450           --            29,426
OTHER EXPENSE (INCOME)
     Interest Expense                           3,063            --             --             3,063
     Interest Expense, Affiliate - Net          6,680           1,511         (1,511)          6,680
     Other, Net                                (2,262)          1,007          1,511             256
                                            ---------       ---------      ---------       ---------
                                                7,481           2,518           --             9,999
                                            ---------       ---------      ---------       ---------
EARNINGS  BEFORE INCOME TAXES                  18,495             932           --            19,427
INCOME TAXES                                    5,651             921           --             6,572
                                            ---------       ---------      ---------       ---------
NET EARNINGS                                $  12,844       $      11      $    --         $  12,855
                                            ---------       ---------      ---------       ---------
                                            ---------       ---------      ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
       CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)



                                           GUARANTOR          OTHER                          COMBINED
                                          SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTALS
                                          ------------     ------------    -----------       ---------

OPERATING REVENUE                           $ 413,688       $  33,771       $    --         $ 447,459
OPERATING EXPENSE
     Materials, Supplies and Other            187,927          18,839            --           206,766
     Labor and Fringe Benefits                119,950           7,368            --           127,318
     Fuel                                      32,742           2,334            --            35,076
     Depreciation and Amortization             29,772           3,606            --            33,378
     Taxes, Other Than Income Taxes            17,376              84            --            17,460
                                            ---------       ---------       ---------       ---------
                                              387,767          32,231            --           419,998
                                            ---------       ---------       ---------       ---------
OPERATING INCOME                               25,921           1,540            --            27,461
OTHER EXPENSE (INCOME)
     Interest Expense                          19,467            --              --            19,467
     Interest Expense, Affiliate - Net          4,007           2,651          (2,651)          4,007
     Other, Net                                (2,577)          1,133           2,651           1,207
                                            ---------       ---------       ---------       ---------
                                               20,897           3,784            --            24,681
                                            ---------       ---------       ---------       ---------
EARNINGS (LOSS) BEFORE INCOME TAXES             5,024          (2,244)           --             2,780
INCOME TAXES (BENEFIT)                        (69,048)            755            --           (68,293)
                                            ---------       ---------       ---------       ---------
NET EARNINGS (LOSS)                         $  74,072       $  (2,999)      $    --         $  71,073
                                            ---------       ---------       ---------       ---------
                                            ---------       ---------       ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)
      CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 25, 1997
                             (DOLLARS IN THOUSANDS)


                                                               GUARANTOR       OTHER                        COMBINED
                                                             SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                             ------------   ------------   ------------   ----------

OPERATING ACTIVITIES
     Net Earnings                                             $ 12,844       $     11       $   --         $ 12,855
     Adjustments to Reconcile Net Earnings
        to Net Cash Provided:
           Depreciation and Amortization                        28,239          2,390           --           30,629
           Deferred Income Taxes                                    (1)            (9)          --              (10)
           Other Operating Activities                            1,807            584           --            2,391
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                               (1,975)         3,805           --            1,830
              Materials and Supplies                               482           (489)          --               (7)
              Accrued Interest                                     (94)          --                             (94)
              Other Current Assets                              (2,233)         1,973           --             (260)
              Due to Affiliates                                 (6,333)          --             --           (6,333)
              Other Current Liabilities                        (25,066)        (4,420)          --          (29,486)
                                                              --------       --------       --------       --------
              Net Cash Provided by
                  Operating Activities                           7,670          3,845           --           11,515

INVESTING ACTIVITIES
     Property Additions                                        (16,485)       (25,027)          --          (41,512)
     Proceeds from Property Dispositions                         1,717            (44)          --            1,673
     Restricted Investments                                       --             --             --             --
     Other Investing Activities                                (27,998)        (2,195)        23,598         (6,595)
                                                              --------       --------       --------       --------
              Net Cash Used by Investing Activities            (42,766)       (27,266)        23,598        (46,434)

FINANCING ACTIVITIES
     Recapitalization Distribution                                --             --             --             --
     Issuance of Membership Interests                             --             --             --             --
     Debt Issued                                                  --             --             --             --
     Financing Costs                                              --             --             --             --
     Long-Term Debt Repaid                                      (4,484)          --                          (4,484)
     Affiliate Debt Repaid                                     (11,200)          --                         (11,200)
     Cash Dividends Paid                                       (14,250)        (2,370)         2,370        (14,250)
     Other Financing Activities                                   --           11,150        (11,150)          --
     Borrowings from Affiliates                                 60,391         14,818        (14,818)        60,391
                                                              --------       --------       --------       --------
              Net Cash Provided by Financing Activities         30,457         23,598        (23,598)        30,457

Net (Decrease) Increase in Cash and Cash Equivalents            (4,639)           177           --           (4,462)
Cash and Cash Equivalents at Beginning of Period                 2,380          5,066           --            7,446
                                                              --------       --------       --------       --------
              Cash and Cash Equivalents at End of Period      $ (2,259)      $  5,243       $   --         $  2,984
                                                              --------       --------       --------       --------
                                                              --------       --------       --------       --------


                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (CONTINUED)
      CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)



                                                                GUARANTOR         OTHER                       COMBINED
                                                              SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                              ------------    -------------   ------------   ----------

OPERATING ACTIVITIES
     Net Earnings (Loss)                                      $  74,072       $  (2,999)      $    --         $  71,073
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided:
           Depreciation and Amortization                         30,462           3,606            --            34,068
           Deferred Income Taxes                                (70,098)              7            --           (70,091)
           Other Operating Activities                            10,117           4,508            --            14,625
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                 7,480          (5,248)           --             2,232
              Materials and Supplies                            (12,246)            354            --           (11,892)
              Accrued Interest                                   14,519            --              --            14,519
              Other Current Assets                              (11,205)          7,336            --            (3,869)
              Due to Affiliates                                 (13,805)           --              --           (13,805)
              Other Current Liabilities                             268             106            --               374
                                                              ---------       ---------       ---------       ---------
              Net Cash Provided by
                  Operating Activities                           29,564           7,670            --            37,234

INVESTING ACTIVITIES
     Property Additions                                         (19,326)        (20,596)           --           (39,922)
     Proceeds from Property Dispositions                          6,198             225            --             6,423
     Restricted Investments                                     (26,128)           --              --           (26,128)
     Other Investing Activities                                 (23,684)             72          12,498         (11,114)
                                                              ---------       ---------       ---------       ---------
              Net Cash Used by Investing Activities             (62,940)        (20,299)         12,498         (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                             (695,000)           --              --          (695,000)
     Issuance of Membership Interests                            60,047            --              --            60,047
     Debt Issued                                                735,000            --              --           735,000
     Financing Costs                                            (27,000)           --              --           (27,000)
     Long-Term Debt Repaid                                      (98,830)           --              --           (98,830)
     Affiliate Debt Repaid                                      (11,200)         (2,500)          2,500         (11,200)
     Cash Dividends Paid                                         (9,500)         (4,345)          4,345          (9,500)
     Other Financing Activities                                  (6,285)         15,343         (15,343)         (6,285)
     Borrowings from Affiliates                                  94,715           4,000          (4,000)         94,715
                                                              ---------       ---------       ---------       ---------
              Net Cash Used by Financing Activities              41,947          12,498         (12,498)         41,947

Net (Decrease) Increase in Cash and Cash Equivalents              8,571            (131)           --             8,440
Cash and Cash Equivalents at Beginning of Year                   (5,138)          4,057            --            (1,081)
                                                              ---------       ---------       ---------       ---------
              Cash and Cash Equivalents at End of Period      $   3,433       $   3,926       $    --         $   7,359
                                                              ---------       ---------       ---------       ---------
                                                              ---------       ---------       ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
    CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)


                                                      GUARANTOR         OTHER                          COMBINED
                                                    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTALS
                                                    ------------    ------------     ------------      --------

                       ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                          $  (5,138)      $   4,057       $    --         $  (1,081)
   Accounts Receivable - Net                             69,234           8,215            --            77,449
   Materials and Supplies                                30,918           2,608            --            33,526
   Deferred Income Taxes                                  1,371               7            --             1,378
   Other Current Assets                                  13,383             804          (4,020)         10,167
                                                      ---------       ---------       ---------       ---------
      Total Current Assets                              109,768          15,691          (4,020)        121,439
PROPERTIES-NET                                          406,709          53,586            --           460,295
RESTRICTED INVESTMENTS                                     --              --              --              --
NET PENSION ASSET                                        19,091            --              --            19,091
OTHER ASSETS                                             80,611          20,183         (69,487)         31,307
                                                      ---------       ---------       ---------       ---------
      TOTAL ASSETS                                    $ 616,179       $  89,460       $ (73,507)      $ 632,132
                                                      ---------       ---------       ---------       ---------
                                                      ---------       ---------       ---------       ---------

                  LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                   $  10,351       $   3,363       $    --         $  13,714
   Accrued Payroll and Fringe Benefits                   16,016             115            --            16,131
   Due to Affiliates                                     27,562           4,057          (4,020)         27,599
   Short Term Borrowings from Affiliate                   6,550            --              --             6,550
   Deferred Revenue                                       7,894            --              --             7,894
   Accrued Claims and Insurance Premiums                  6,620            --              --             6,620
   Accrued Interest                                         904            --              --               904
   Other Current Liabilities                             28,352           6,230            --            34,582
                                                      ---------       ---------       ---------       ---------
      Total Current Liabilities                         104,249          13,765          (4,020)        113,994
LONG-TERM NOTE PAYABLE TO AFFILIATE                      67,200          29,722         (29,722)         67,200
DEFERRED INCOME TAXES                                    71,318             (16)           --            71,302
LONG-TERM DEBT                                           43,746            --              --            43,746
PENSION LIABILITY                                          --              --              --              --
OTHER LONG-TERM LIABILITIES                              30,165           6,224            --            36,389
                                                      ---------       ---------       ---------       ---------
                                                        316,678          49,695         (33,742)        332,631
                                                      ---------       ---------       ---------       ---------

          SHAREHOLDER'S EQUITY

Common Stock                                              6,006              36             (36)          6,006
Other Capital                                           165,164          40,453         (40,453)        165,164
Retained Earnings (Deficit)                             128,331            (724)            724         128,331
                                                      ---------       ---------       ---------       ---------
      Total Shareholder's Equity                        299,501          39,765         (39,765)        299,501
                                                      ---------       ---------       ---------       ---------
      Total Liabilities and Shareholder's Equity      $ 616,179       $  89,460       $ (73,507)      $ 632,132
                                                      ---------       ---------       ---------       ---------
                                                      ---------       ---------       ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
    CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)


                                                                       GUARANTOR         OTHER                         COMBINED
                                                                      SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS      TOTALS
                                                                      ------------   ------------     ------------     ---------

    ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                           $   3,434       $   3,925       $    --         $   7,359
   Accounts Receivable - Net                                              80,062          13,463            --            93,525
   Materials and Supplies                                                 36,863           2,254            --            39,117
   Deferred Income Taxes                                                    --              --              --              --
   Other Current Assets                                                   24,514          (6,532)         (2,914)         15,068
                                                                       ---------       ---------       ---------       ---------
      Total Current Assets                                               144,873          13,110          (2,914)        155,069
PROPERTIES - NET                                                         471,694          70,352            --           542,046
RESTRICTED INVESTMENTS                                                    26,128            --              --            26,128
NET PENSION ASSET                                                         20,575            --              --            20,575
OTHER ASSETS                                                             115,722          20,111         (80,092)         55,741
                                                                       ---------       ---------       ---------       ---------
        TOTAL ASSETS                                                   $ 778,992       $ 103,573       $ (83,006)      $ 799,559
                                                                       ---------       ---------       ---------       ---------
                                                                       ---------       ---------       ---------       ---------

  LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                                    $  16,852       $   3,847       $    --         $  20,699
   Accrued Payroll and Fringe Benefits                                    18,246              92            --            18,338
   Due to Affiliates                                                        --             2,914          (2,914)           --
   Short Term Borrowings from Affiliate                                     --              --              --              --
   Deferred Revenue                                                       12,711            --              --            12,711
   Accrued Claims and Insurance Premiums                                  10,883            --              --            10,883
   Accrued Interest                                                       15,423            --              --            15,423
   Other Current Liabilities                                              40,233           5,912            --            46,145
                                                                       ---------       ---------       ---------       ---------
      Total Current Liabilities                                          114,348          12,765          (2,914)        124,199
LONG-TERM NOTE PAYABLE TO AFFILIATE                                         --            43,383         (43,383)           --
DEFERRED INCOME TAXES                                                         16             (16)           --              --
LONG-TERM DEBT                                                           757,400            --              --           757,400
PENSION LIABILITY                                                         24,158            --              --            24,158
OTHER LONG-TERM LIABILITIES                                               27,983          10,732            --            38,715
                                                                       ---------       ---------       ---------       ---------
                                                                         923,905          66,864         (46,297)        944,472
                                                                       ---------       ---------       ---------       ---------

                SHAREHOLDER'S EQUITY/MEMBER'S DEFICIT

Common Stock/Member's Interest                                           220,047            --              --           220,047
Other Capital                                                            160,904          44,778         (44,778)        160,904
Retained Earnings (Deficit)                                             (525,864)         (8,069)          8,069        (525,864)
                                                                       ---------       ---------       ---------       ---------
      Total Shareholder's Equity/Member's Deficit                       (144,913)         36,709         (36,709)       (144,913)
                                                                       ---------       ---------       ---------       ---------
      Total Liabilities and Shareholder's Equity/Member's Deficit      $ 778,992       $ 103,573       $ (83,006)      $ 799,559
                                                                       ---------       ---------       ---------       ---------
                                                                       ---------       ---------       ---------       ---------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998, ACL's parent, American Commercial Lines Holdings LLC ("Holdings") completed a recapitalization in a series of transactions in which the barging operations of National Marine, Inc. ("NMI") and its subsidiaries were combined with those of ACL. Pursuant to these transactions, ACL issued $735 million in new debt and NMI's parent, Vectura, Group, Inc. ("Vectura") contributed certain of its assets and liabilities plus $60 million in cash. ACL paid a $695 million distribution to CSX and retired $75 million of Vectura's existing liabilities.

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


RESULTS OF OPERATIONS

The Company's business is seasonal, and its quarterly revenue and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the transportation demand of the fall grain harvest.

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

OPERATING EXPENSE. Operating expense for the three months ended September 25, 1998 increased 13.0% to $170.3 million from $150.7 million in the same period last year. Domestic barging expenses increased $30.5 million, primarily due to the larger fleet size but also because of adverse operating conditions resulting from the hurricanes. In addition, in the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $8.0 million related to the recapitalization and payable by CSX to certain executive officers of ACL. Fuel prices continue to be favorable to 1997, decreasing by 25% from 58 cents per gallon in 1997 to 43 cents per gallon in 1998. The Company is rapidly integrating NMI's operations. Most of the duplicate general and administrative costs were eliminated in early September, including workforce reductions of 65 employees. Port costs have been reduced through eliminating duplicate fleeting facilities and utilizing excess capacity in certain fleets. Most of the combination synergy initiatives were implemented late in the third quarter, so the impact on expenses was minimal. Cost savings are expected to increase in the fourth quarter. Jeffboat's expenses decreased $8.3 million, primarily due to lower volumes. International barging expenses increased by $2.9 million, largely due to increased volumes. Elimination of the CSX corporate management fee reduced 1998 expenses by nearly $3.5 million.

OPERATING INCOME. Operating income for the three months ended September 25, 1998 decreased by $5.6 million to $10.3 million from $15.9 million for the same period in 1997 due to the foregoing factors.

INTEREST EXPENSE. Interest expense for the three months ended September 25, 1998 was $17.4 million compared with $3.6 million for the same period in 1997. The increase is due to $735 million of long- term debt obtained for ACL's recapitalization.

EARNINGS (LOSS) BEFORE INCOME TAXES. The loss before income taxes for the three months ended September 25, 1998 was $7.7 million compared with $11.6 million of earnings for the same period in 1997, due to the factors discussed above.

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

NET EARNINGS (LOSS). The net loss for the three months ended September 25, 1998 was $1.6 million compared with net earnings of $8.7 million for the same period in 1997, due to the foregoing factors.

NINE MONTHS ENDED SEPTEMBER 25, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 26, 1997

OPERATING REVENUE. Operating revenue for the nine months ended September 25, 1998 rose 1.2% to $447.5 million from $442.0 million for the same period in 1997. Domestic barging revenue fell $1.8 million. Lower rates in the first half of 1998 caused revenue to decrease by approximately $16 million. The reduction in rates was primarily due to decreased demand for U. S. grain exports, which negatively impacted rate per ton for all dry cargoes. Ton-miles increased in the third quarter with the acquisition of NMI's barging operations. Volumes in the first half of the year were lower than 1997 due to reduced grain exports and adverse river conditions in early 1998, including extended periods of high water on the Mississippi River. International revenues increased $8.8 million primarily due to expansion in Argentina and increased volumes in Venezuela. Sales to third-party customers at Jeffboat increased $1.4 million.

OPERATING EXPENSE. Operating expense for the nine months ended September 25, 1998 increased 1.8% to $420.0 million from $412.6 million in the same period last year. Domestic barging expenses increased $6.2 million. Expenses increased in the third quarter of 1998 due to the larger fleet and a non-recurring, non-cash compensation expense of $8.0 million related to the recapitalization and payable by CSX to certain executive officers of ACL. However, first-half expenses decreased due to lower fuel prices, reduced levels of barge repair, improved boat to barge ratios and reduced use of outside towing services. International barging expenses increased $10.7 million primarily due to expansion in Argentina and flooding on the Parana/Paraguay River system during the second quarter of 1998. Jeffboat's expenses decreased by $2.0 million primarily due to productivity improvements.

OPERATING INCOME. Operating income for the nine months ended September 25, 1998 decreased $1.9 million to $27.5 million from $29.4 million for the same period in 1997, due to the foregoing factors.

INTEREST EXPENSE. Interest expense for the nine months ended September 25, 1998 rose to $23.5 million compared with $9.7 million for the same period in 1997. The increase is due to $735 million of long-term debt obtained for ACL's recapitalization.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for the nine months ended September 25, 1998 decreased to $2.8 million compared with $19.4 million in the same period in 1997, due to the foregoing factors.

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

NET EARNINGS. Net earnings for the nine months ended September 25, 1998 rose to $71.1 million from $12.9 million for the same period in 1997, due to the foregoing factors.

OUTLOOK

Entering the fourth quarter, spot grain rates should increase slightly, but dry cargo rates are expected to be lower than 1997. Domestic barging volumes should increase due to the larger fleet, slightly offset by the negative impact of hurricanes that continued into the first two weeks of the quarter. Integration of NMI's operations will continue with further cost savings expected.

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

Capital expenditures for 1998 are projected to be approximately $60 million with approximately $30 million allocated to international expansion. As of September 25, 1998, $38 million had been spent.

YEAR 2000

In mid-1997, the Company formed a Year 2000 project team to identify information technology and non-technology systems that require modification for the Year 2000. A project plan has been developed with goals and target dates. The Company's business areas are in various stages of this project plan. Certain changes to the project plan were made to accommodate the integration of the operations of National Marine, Inc. The Company currently expects to have substantially completed programming changes and internal testing of internal mission critical computer systems by July 1999. Significant enterprise testing of mission-critical systems is expected to begin in April 1999, with such enterprise testing continuing through 1999. The Company currently expects to have substantially completed remediation and testing of both information technology and non-technology systems that the Company deems are of high business value and priority by July 1999.

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

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement supersedes the disclosure requirements in Statements No. 87, "Employer's Accounting for Pensions," No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," and No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. The Company will adopt the provisions of the Statement in 1998.

In June 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income," which established new rules for the reporting of comprehensive income. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Statement No. 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a Company display an amount representing total comprehensive income for the periods reported in the financial statement. The Company adopted Statement No. 130 in the first quarter of 1998 but the adoption had no impact on the Company's shareholder's equity or net earnings.

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

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is encouraged. The Company has not determined when it will adopt Statement No. 133, be expects adoption will not have a significant effect on its financial statements.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements that express or involve discussions as to expectations, beliefs, plans (often, but not always through the use of words or phrases such as "expect," "believe," and "will continue") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include (i) substantial leverage and ability to service debt; (ii) changing market trends in the barge and inland shipping industries;
(iii) general economic and business conditions including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports; (iv) annual worldwide weather conditions, particularly those weather conditions affecting North and South America; (v) the ability of the company to integrate National Marine within the expected time frame; and (vi) the ability of the Company to comply with Year 2000 issues. As a result of the foregoing and other factors, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made. The Company undertakes no obligation to update or revise any forward-looking statements.

                                     PART II

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

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

                                  AMERICAN COMMERCIAL LINES LLC
                                  (Registrant)


Date:  March 25, 1999             By: /s/ James J. Wolff
                                      ------------------
                                      Name:  James J. Wolff
                                      Title: Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)