Form 10-K405
period 1998-12-25
AMERICAN COMMERCIAL LINES LLC
filed 1999-03-25
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. Not Applicable.

  AS OF MARCH 1, 1999, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.

                                     PART I

ITEM 1.  BUSINESS.

HISTORY

American Commercial Lines LLC ("ACL"), a Delaware limited liability company, was formed in April 1998 in connection with the conversion by merger of its predecessor American Commercial Lines, Inc. ("ACL Inc."), a Delaware corporation, into a limited liability company. ACL Inc. was formed in 1953 as the holding company for a family of barge transportation and marine service companies with an operating history beginning in 1915 and became a wholly-owned subsidiary of CSX Corporation ("CSX") in 1984.

ACL achieved significant growth pursuant to its acquisitions of SCNO Barge Lines, Inc. in 1988, Hines, Inc. in 1991, The Valley Line Company in 1992 and Continental Grain Company's barging operations in 1996. Pursuant to the Recapitalization Agreement, dated April 17, 1998, among CSX, Vectura Group Inc., a Delaware corporation now Vectura Group, LLC ("Vectura"), a Delaware limited liability company, ACL's parent American Commercial Lines Holdings LLC (the "Parent"), a Delaware limited liability company, ACL and National Marine, Inc., a Delaware corporation now National Marine LLC ("National Marine"), a Delaware limited liability company, the Parent completed a recapitalization in a series of transactions (the "Recapitalization") and combined the barging operations of Vectura, National Marine and their subsidiaries with that of ACL.

To finance the Recapitalization, ACL incurred secured debt under a Credit Agreement, dated June 30, 1998, with certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June, 2007 (collectively the "Term Loans") and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June, 2005 (the "Revolving Credit Facility"). ACL also issued $300.0 million of unsecured Series B 10-1/4% Senior Notes due June, 2008 (the "Senior Notes"), pursuant to a trust indenture (the "Indenture") with United States Trust Company of New York, as trustee.

GENERAL

ACL is an integrated marine transportation and service company, providing barge transportation services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to ACL and third parties. ACL is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River and Lake Maracaibo in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

At year end, ACL's combined domestic barge fleet was the largest in the United States, consisting of 2,885 covered and 781 open barges, used for the transportation of dry cargo, and 456 tank barges used for transportation of liquid cargo. ACL's domestic barge fleet is supported by the largest towboat fleet in the United States, consisting of 188 towboats at year end.

ACL has a strong and diverse domestic barging customer base consisting of several of the leading industrial and agricultural companies in the United States. ACL has numerous long-standing customer relationships, with 20 of its top 25 customers having been customers of ACL for over 20 years. In many cases, these relationships have resulted in multi-year contracts with these customers. Long-term contracts generally provide for minimum tonnage or requirements guarantees, which allow ACL to plan its logistics more effectively. Historically, a majority of ACL's contracts for non-grain cargoes are at a fixed price, increasing the stability and predictability of operating revenue.

ACL, through its Jeffboat LLC ("Jeffboat") subsidiary, designs and manufactures towboats and barges for ACL and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates nine river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for steel, bulk, liquid and other general commodity products moving between barge, truck and rail. Another 14 locations are owned or operated by Global Materials Services LLC ("GMS"), a joint venture with an unaffiliated third-party. Through its Louisiana Dock Company LLC ("LDC") subsidiary, ACL operates 22 facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL as well as to third-party customers. ACL, through its Waterway Communications System LLC ("Watercom") subsidiary, is a provider of automated ship-to-shore voice and data telecommunications services throughout the Inland Waterways.

ACL's objective is to achieve stable earnings growth in its core barging business as well as its shipbuilding, terminals and communications operations. Through effective coordination of its barging, shipbuilding, terminals, fleeting, repair and communications services, ACL reduces costs while maintaining each business unit's ability to generate third-party revenue. In addition, ACL believes it is a technology leader in the barging industry. ACL has made significant investments that allow it to maximize operating efficiency through technologies such as real-time cargo tracking. This investment in technology strengthens ACL's ability to compete by lowering its cost structure and enhancing the quality of the services and products provided.

Over the past several years, ACL has been able to successfully complete and integrate multiple large acquisitions, including SCNO Barge Lines, Inc., Hines, Inc., The Valley Line Company, Continental Grain's barging operations and the barging operations of National Marine. Based upon the success of these acquisitions combined with ACL's ability to provide long-term, reliable service to its customers, ACL believes that it is particularly well-positioned to continue to grow through strategic acquisitions in its core business lines.

In recent years, ACL also has become the leading provider of river barge transportation in South America. The international fleet consisted at year end of 113 covered and 114 open hopper barges, 15 tankers, eight deck barges and 13 towboats. ACL entered the South American market by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL's international strategy has been to serve customers that require reliable, low-cost transportation abroad. ACL works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL has become the leading provider of barge transportation on the Orinoco River and Lake Maracaibo in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Because demand for transportation in South America is expected to grow, ACL has the opportunity to broaden the scope of its operations.


INDUSTRY

Domestic barging focuses on five core commodity groups: steel and other bulk commodities, grain, coal and liquids. Because barging provides a low-cost transportation alternative for high mass/high volume cargoes, many bulk commodity shippers choose barging as their preferred mode of transportation. Coal is the barging industry's largest transport commodity from a tonnage standpoint, while grain is a material driver for the industry's overall freight rate structure for dry cargo movements due to the effect the varying levels of grain export demand have on capacity and rates. Chemicals are the primary liquid cargo handled by liquid barge carriers, along with petroleum products, edible oils, molasses and ethanol. Safety and quality control are essential factors in serving this market.

The barging industry uses two types of equipment to move freight: towboats, providing the power source, and barges, providing the freight capacity. Each standard dry cargo barge is capable of transporting approximately 1,500 tons of cargo with the most common tank barges being either 10,000 barrel or 30,000 barrel capacity. The combination of a towboat and barges is called a tow, and usually consists of one towboat and from five to 40 barges. The number of barges in a tow will depend upon the horsepower of the towboat, the river conditions, the load and empty mix of the tow, the direction of travel and the commodity carried.

Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. ACL's management believes the consolidation process will continue. There are currently six major domestic barging companies that operate more than 1,000 barges. There are also 16 mid-sized operators that operate over 200 barges, and approximately 12% of the barging capacity remains in the hands of small carriers that operate fewer than 200 barges. As the industry continues to consolidate, ACL believes that it will be well-positioned to realize cost savings and synergies by merging smaller operators into its existing network.


COMPANY OPERATIONS

DOMESTIC BARGING

In 1998, ACL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel and other bulk commodities, grain, coal and liquids. ACL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACL's domestic fleet consisted of 3,666 dry cargo hopper barges and 456 double-skinned tankers. ACL operated 744 of these dry cargo hopper barges and 24 of these tankers pursuant to charter agreements. The charter agreements have expiration dates ranging from one to ten years. ACL expects generally to be able to renew or replace such charter agreements as they expire. A significant portion of ACL's planned capital expenditures include fleet replacement, maintenance, domestic growth and international expansion.

                     DOMESTIC FLEET PROFILE BY BARGE TYPE(1)


                                                                                  AVERAGE AGE (YEARS)
                                                                                  -------------------
BARGE TYPES                                                 NUMBER OF BARGES       ACL      INDUSTRY
-----------                                                 ----------------       ---      --------
   Covered Hoppers ........................................       2,885            18.1       15.2
   Open Hoppers ...........................................         781            22.0       13.4
   Tankers ................................................         456            19.9       21.1
                                                                  -----            ----       ----
          Total ...........................................       4,122            19.0       15.5
                                                                  -----            ----       ----
                                                                  -----            ----       ----



(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

In addition, ACL operates 188 towboats with an average age of approximately 23.6 years. No comparative industry data is available with respect to towboats. Of ACL's 188 towboats, 45 are operated by ACL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to seven years. ACL expects to be able to renew such charter agreements as they expire.

The size and diversity of ACL's towboat fleet allows it to deploy the towboats to the portions of the Inland Waterways where they can most effectively operate. For example, ACL's towboats that have in excess of 9,000 horsepower operate with tow sizes of as many as 40 barges along the lower Mississippi River where the river channels are wider and there are no restricting locks and dams. ACL's 5,600 horsepower towboats operate along the Ohio, upper Mississippi and Illinois Rivers where the river channels are narrower and restricting locks and dams are more prevalent. ACL deploys its smaller horsepower towboats for shuttle and harbor services.

                       DOMESTIC TOWBOATS BY HORSEPOWER(1)

HORSEPOWER                                 NUMBER OF TOWBOATS          AVERAGE AGE (YEARS)
----------                                 ------------------          ------------------
 6,700  --  10,500.......................           15                         21.4
 5,000  --   6,500.......................           56                         24.7
 1,950  --   4,900.......................           33                         24.9
 1,800 and below.........................           84                         22.8

                      Total..............          188                         23.6
                                                   ---                         ----
                                                   ---                         ----



(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

ACL's barging operations encompass all five core commodity groups: steel and other bulk commodities, grain, coal and liquids. In terms of tonnage and revenue, grain/coal is ACL's largest transport commodity with bulk/steel and liquid second and third, respectively.

                  ACL DOMESTIC BARGING OPERATIONS BY COMMODITY
                        (dollars and tonnage in millions)

                                     1998                               1997                              1996
                         -----------------------------      -----------------------------      ---------------------------
                         Revenue     %   Tonnage     %      Revenue     %    Tonnage    %      Revenue    %   Tonnage    %
                         -----------------------------      -----------------------------      ---------------------------

Grain/Coal ............   $197      41.9   37      56.8      $208      46.1    37      60.4     $228    47.5    38      61.1
Bulk/Steel ............    134      28.7   22      33.5       141      31.3    21      33.2      152    31.6    20      32.2
Liquids ...............     76      16.3    6       9.7        56      12.3     4       6.4       57    11.9     4       6.7
Other (1) .............     62      13.1   --       0.0        46      10.3    --       0.0       44     9.0    --       0.0
                         -----------------------------      -----------------------------      ---------------------------
         Total ........   $469     100.0   65     100.0      $451     100.0    62     100.0     $481   100.0    62     100.0
                          ----     -----   --     -----      ----     -----    --     -----     ----   -----    --     -----
                          ----     -----   --     -----      ----     -----    --     -----     ----   -----    --     -----




(1) Includes towing and demurrage.

To support its domestic barging operations, ACL operates 22 shore-based facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, including five towboat dry-docks and nine barge dry-docks.

INTERNATIONAL BARGING

ACL launched its international barging operations in South America in 1993. ACL currently operates on the Orinoco River and Lake Maracaibo, with headquarters in Puerto Ordaz, Venezuela, and on the Parana/Paraguay River system, with headquarters in Rosario, Argentina. ACL's capital plan for the next few years includes expenditures for continued international growth. South American operations generated 7% of ACL's 1998 operating revenue, and management expects revenues from South American operations to continue to increase in the coming years. ACL's expansion in South America has been affected by introducing new equipment and technology to the South American river systems, transplanting systems used in the United States and developing new processes to meet local requirements. ACL expects to use its expertise to expand its barging operations into new regions.

                    INTERNATIONAL FLEET PROFILE BY BARGE TYPE


BARGE TYPES                     NUMBER OF BARGES   AVERAGE AGE (YEARS)
-----------                     ----------------   -------------------
Covered Hoppers ..............         113                   6.0
Open Hoppers .................         114                  17.2
Tankers ......................          15                  10.2
Deck .........................           8                   7.9
                                       ---                  ----
             Total ...........         250                  11.4
                                       ---                  ----
                                       ---                  ----



At year end, ACL operated 20 dry cargo barges in its international barge fleet pursuant to charter agreements with expiration dates of one year. ACL expects generally to be able to renew such charter agreements as they expire. In addition, ACL operated 13 towboats in South America. During the first quarter of 1999, ACL repositioned 28 domestic barges to South America and added one towboat and two tankers to the international fleet.

BARGE AND TOWBOAT DESIGN AND MANUFACTURING

Jeffboat manufactures both towboats and barges for ACL and third-party customers primarily for inland river service, but also produces equipment for coastal and offshore markets. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts.

ACL is Jeffboat's largest customer. Approximately one-third of Jeffboat's 1999 shipbuilding capacity is committed to ACL's use. ACL believes that the partnership between its transportation operations and Jeffboat is a competitive advantage for ACL, permitting optimization of construction schedules and asset utilization between ACL's internal requirements and sales to third-party customers. The relationship also gives Jeffboat's engineers an opportunity to collaborate with ACL's barge operations on innovations that optimize towboat performance and barge life.

TERMINALS

ACL's terminal subsidiary, ACT, directly operates nine facilities located on the Inland Waterways at Louisville, KY; Cincinnati, OH; Guntersville, AL; St. Louis, MO; Memphis, TN; Jeffersonville and Evansville, IN; and Omaha and Nebraska City, NE. The GMS joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party, operates terminals at Memphis, TN; and at Osceola, Helena, Pine Bluff and Ft. Smith, AR. In February 1999, GMS acquired Arrow Terminal's properties at Industry, PA; Chicago, IL; Houston, TX; Decatur, AL; Mingo Junction, OH; Fallonsbee and Brooklyn Junction, WV; as well as a facility in the Netherlands. The focus of ACT's operations is to support ACL's core barging business. As a result, ACT primarily pursues opportunities that fit well with ACL's barging patterns, and the majority of its tonnage is transported by ACL barges.

SHIP-TO-SHORE TELECOMMUNICATIONS SERVICES

Watercom is a provider of automated ship-to-shore voice and data telecommunications services throughout the Inland Waterways. Watercom is comprised of 54 shore stations with approximately 1,000 installed units on towboats and other vessels throughout the Inland Waterways. Through the Watercom connection, customers can send and receive both phone calls and faxes, receive data to on-board computers and maintain radio communications for areas where there is no phone connection. ACL is able to utilize this technology to integrate towboat locations with ACL's barge tracking software to obtain relative tracking of its towboat locations and thereby provide its barging customers with real-time updates of cargo arrivals.

CUSTOMERS

ACL's primary domestic barging customers include many of the nation's major industrial and agricultural companies. ACL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACL's top 25 domestic barging customers accounted for 44% of ACL's fiscal 1998 operating revenue. At 11%, one customer, Continental Grain Company, accounted for more than 10% of ACL's fiscal 1998 consolidated operating revenue.'

ACL implemented a 24-hour planning center in the third quarter of 1998, to provide around-the-clock customer contact and planning capability. In addition to enhanced customer service, another anticipated benefit of the planning center is improved communication between vessels and office staff for improved logistics and asset utilization.

COMPETITION

ACL's barging operations compete on the basis of price, service and equipment availability. Primary competitors of ACL's barging operations include other barge lines, railroads, trucks and pipelines. Barge transportation provides the lowest unit cost of delivery of any major form of transportation for high volume, bulk products, delivering 12% of the volume of U.S. freight for 2% of the total U.S. freight cost, according to data available from the U.S. Department of Transportation. One standard hopper barge has the equivalent carrying capacity of 15 railcars or 58 trucks. In areas where shippers have access to water transportation, the rate per ton-mile is significantly less than rail rates and approximately 10% to 20% of truck rates. While it is generally less expensive to move large volumes of certain liquids by pipeline when both the origin and destination have a direct connection to the pipeline, barge transportation of liquids has greater flexibility with respect to the origins and destinations that can be served.

Competition within the barging industry for major commodity contracts is intense. There are a number of companies offering transportation services on the Inland Waterways. Carriers compete not only on the basis of commodity shipping rates, but also with respect to value-added services, including more convenient and flexible scheduling, more timely information and better equipment. ACL believes its vertical integration provides it with a competitive advantage. ACL utilizes its tow and barge repair and vessel fleeting facilities, Jeffboat's shipbuilding capabilities, ACT's geographically broad-based terminals and Watercom's ship-to-shore voice and data telecommunications services to offer a combination of competitive pricing and high quality service.

ACL considers Jeffboat's major competitor to be Trinity Industries Inc. which operates four inland shipyards and which ACL estimates manufactures more than half of the new supply of inland barges. ACL believes that in addition to Trinity, Jeffboat's other competitors include Bollinger Machine Shop and Shipyard, Inc. and Galveston Shipbuilding Company for barges and Halter Marine, Inc. and Quality Shipyards, Inc. for towboats, all of which are located primarily on the Gulf of Mexico.

PROPERTIES

ACL operates numerous land-based facilities that support its overall marine operations. These facilities include a major new construction shipyard, two repair shipyards, nine terminal facilities for cargo transfer and handling throughout the river system, 22 facilities for the staging, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 14 terminal locations in the United States and one in the Netherlands are operated through the GMS joint venture. Seven of these domestic terminals and the Netherlands location were added as a result of the Arrow Terminals acquisition by GMS in February 1999.

The significant ACL-owned facilities among these properties include:

  - The Jeffboat shipbuilding facility in Jeffersonville, Indiana is the largest single shipyard facility on the Inland Waterways. It is situated on 86 acres with 5,600 feet of frontage on the Ohio River across from Louisville, Kentucky. There are 38 buildings on the property comprising a total of 305,000 square feet under roof.

  - The LDC repair shipyard and office facility in Harahan, Louisiana is located on 59 acres of property along the Mississippi River immediately upstream from New Orleans. The facility includes several drydocks and a machine shop, warehouse and office facility.

  - ACL's main office complex is located on 22 acres in Jeffersonville, Indiana. The main building has approximately 140,000 square feet, and five outlying buildings have a total of 25,000 square feet.

GOVERNMENT REGULATION

GENERAL

ACL's business is materially affected by government regulation in the form of international treaties, conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are regularly reviewed and revised by the issuing governmental bodies, ACL is unable to predict the ultimate costs or impacts of compliance. In addition, ACL is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its business operations. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of ACL as owner, operator or charterer. ACL believes that it currently has or can readily attain all permits, licenses and certificates necessary to permit its vessels to operate in their current trades.

ACL's domestic transportation operations are subject to regulation by the U.S. Coast Guard, federal laws, state laws and certain international conventions.

ACL's inland tank barges are inspected by the U.S. Coast Guard and carry certificates of inspection. ACL's towing vessels and dry cargo barges are not subject to U.S. Coast Guard inspection requirements.

JONES ACT

The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For corporations to qualify as U.S. citizens for the purpose of domestic trade, 75% of the corporations' beneficial stockholders must be U.S. citizens. ACL presently meets all of the requirements of the Jones Act for its owned vessels.

Compliance with U.S. ownership requirements of the Jones Act is very important to the operations of ACL, and the loss of Jones Act status could have a significant negative effect for ACL. ACL monitors the citizenship requirements under the Jones Act of its employees and beneficial equity holders and will take action as necessary to ensure compliance with the Jones Act requirements.

During the past several years, the Jones Act cabotage laws have been challenged by interests seeking to facilitate foreign flag competition for trade reserved for U.S. flag vessels under the Jones Act. These efforts have been consistently defeated by large margins in the U.S. Congress. ACL believes that continued efforts may be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful so as to permit foreign competition, it could have an adverse effect on ACL.

USER FEES AND FUEL TAX

Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax based on propulsion fuel used by vessels engaged in trade along inland waterways that are maintained by the U.S. Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. A significant portion of the Inland Waterways on which ACL's vessels operate are maintained by the Corps of Engineers.

ACL presently pays a federal fuel tax of 24.4 cents per gallon. Legislation has been proposed to repeal a portion (4.3 cents per gallon) of the federal fuel tax. In the future, existing user fees may be increased, and additional user fees imposed, to defray the costs of inland waterways infrastructure and navigation.

ENVIRONMENTAL MATTERS

ACL's operations are subject to federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. ACL devotes resources toward achieving and maintaining compliance with environmental requirements. ACL believes, except as otherwise set forth herein, that it is in material compliance with environmental requirements and that noncompliance is not likely to have a material adverse effect on ACL. However, there can be no assurance that ACL will be at all times in material compliance with all environmental requirements.

As is the case with others in the maritime industry, a release of oil, hazardous waste, hazardous substances or other pollutants into the environment at or by its properties or vessels, as a result of ACL's current or past operations, or at a facility to which ACL has shipped wastes, or the existence of historical contamination at any of its properties, could result in material liability to ACL. ACL conducts loading and unloading of dry commodities, liquids and scrap materials in and near waterways. Such operations present a potential that some such materials might be spilled into a waterway thereby exposing ACL to potential liability. While the amount of such liability could be material, ACL endeavors to conduct its operations in a manner that it believes reduces such risks.

Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect ACL's operations or facilities, increase its costs of operation, or adversely affect the demand for ACL's services. ACL cannot predict the effect that such future laws or regulations could have on its business. Nor can ACL predict what environmental conditions may be found to exist at its current or past facilities or at other properties where ACL or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on ACL's business, financial condition and results of operations.

ACL is involved as a potentially responsible party ("PRP") or interested party with respect to the clean-up of hazardous waste disposal sites (Superfund sites) identified under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the federal Superfund clean-up statute, and similar state laws. While CERCLA authorizes joint and several liability for remediation costs at clean-up or remediation sites, as a practical matter, such costs are typically allocated among the waste generators and other involved parties.

  - Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA regarding contamination at the former Dravo Mechling property in Seneca, Illinois. The order requires performance of site sampling and future remediation at the site. Based on the investigation of the site to date, ACL and its consultants have established a remediation plan, subject to final approval of the EPA, which involves the excavation and removal of contaminated soil, site grading, seeding the affected area, and the installation of groundwater monitoring units.

  - Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. Currently, the EPA is conducting an environmental site assessment of this property.

  - American Commercial Barge Line LLC ("ACBL") was named as a PRP at the Southern Shipbuilding facility in Slidell, Louisiana. As of this date, the EPA has taken no further action to pursue any response costs from ACL as a PRP.

  - Although it has not been named a PRP, ACL has also received notice that certain barges formerly owned by SCNO Barge Line, Inc. and The Valley Line Company (companies from which ACL purchased assets) also allegedly sent waste to the Southern Shipbuilding Superfund site prior to ACL's purchase of such assets from these companies. ACL believes that it is not responsible for such waste and also believes it is indemnified for such claims under the respective asset purchase agreements. ACL has provided notice of claims for indemnification pursuant to such asset purchase agreements.

  - A group of barge operators, including National Marine, had barges cleaned at the SBA Shipyard in Houma, Louisiana, which is now conducting voluntary environmental remediation. Although the SBA Shipyard owner is currently funding the cleanup effort, the barge operators involved have formed a group to step in and conclude remediation if the owner is unsuccessful. Pursuant to the Recapitalization, ACL assumed National Marine's liability in this matter.

  - EPS, Inc., a wholly-owned subsidiary of Vectura, is the owner of Connex Pipe Systems' closed solid waste landfill located in Marietta, Ohio ("Connex"). Liability for the monitoring and potential clean-up of Connex was assumed by ACL pursuant to the Recapitalization. In 1986 Connex was subject to an Ohio consent judgment ("Consent Judgment") whereby it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment and in 1994 the Ohio Environmental Protection Agency ("Ohio EPA") issued a letter confirming Connex's compliance. However, the Ohio EPA changed its monitoring requirements in 1997 to require longer periods of monitoring for closed sites and attempted to apply those new rules to Connex. Connex, and other similarly situated companies, objected to the new rule which retroactively changed monitoring requirements. On November 30, 1998, the Ohio EPA issued a finalized guidance rule ("Final Guidance") applicable to Connex. ACL believes that the Final Guidance confirmed Connex's position that it had fully complied with the applicable monitoring requirements and owed no further monitoring. ACL believes that it has no further monitoring obligations at Connex and has requested written confirmation from the Ohio EPA that its monitoring responsibilities have ceased.

Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

The U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") had alleged that Mid-South Terminal Company ("MSTC"), the predecessor to GMS, violated provisions of the federal Clean Water Act by spilling scrap metal into the McKellar Lake during barge loading operations at an MSTC terminal located near Memphis, Tennessee. On December 14, 1998, MSTC entered into a plea agreement whereby it pleaded guilty to one misdemeanor violation of the Clean Water Act and was required to pay fines totaling $150,000.

As of December 25, 1998, ACL had reserves of approximately $3 million for environmental matters. ACL believes it has established reasonable and adequate reserves to cover its known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

OCCUPATIONAL HEALTH AND SAFETY MATTERS

ACL's domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. ACL's domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. While there can be no assurance that ACL is at all times in complete compliance with all such regulations, ACL believes that it is in material compliance with such regulations, and that any noncompliance is not likely to have a material adverse effect on ACL. There can be no assurance, however, that claims will not be made against ACL for work related illness or injury, or that the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which ACL operates will not adversely affect its business, financial condition and results of operations.

ACL endeavors to reduce employee exposure to hazards incident to its business through safety programs, training and preventive maintenance efforts. ACL emphasizes safety performance in all of its operating divisions. ACL believes that its safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency levels than many of its competitors. ACL participates in the American Waterway Operators Responsible Carrier Program which is oriented to enhancing safety in vessel operations.

INTELLECTUAL PROPERTY

ACL registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. ACL has current trademark rights to conduct its business.

INSURANCE

ACL maintains protection and indemnity insurance ("P&I") to cover liabilities arising out of the ownership and operation of marine vessels. ACL maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. Each vessel is insured at its current fair market value; however, hull damage claims are subject to an annual aggregate deductible of $2.0 million. ACL maintains coverage for shore-side properties, shipboard consumables and inventory, spare parts, worker's compensation, and general liability risks. ACL maintains primary insurance and third party guaranty agreements as to its statutory liabilities for discharges of oil or hazardous substances under the federal Oil Pollution Act of 1990. In the future, ACL may elect to self-insure such primary statutory liability amounts; however, ACL currently maintains and expects to continue to maintain excess coverage for pollution liability. All insurance policies have been obtained and arranged through the Aon Insurance Brokerage Syndicate, other brokers or direct placement with commercial insurers, and maintained with underwriters in the United States, British and other markets.

Insurance premiums for the coverages described above will vary from year to year depending upon ACL's loss record and market conditions. In order to reduce premiums, ACL maintains certain per occurrence deductible, annual aggregate deductible and self-insured retention levels that it believes are prudent and generally consistent with those maintained by other shipping companies.

EMPLOYEES

As of December 25, 1998, on a consolidated basis, ACL employed approximately 4,275 individuals. Of this total, 700 individuals were engaged in shore-side management and administrative functions, 2,290 individuals were employed as boat officers and crew members on its marine vessels, 1,135 individuals were engaged in production and repair activities at ACL's shipyard facilities, 75 individuals were employed by its Watercom communication unit, and 75 individuals were employed in production and hourly work activities at ACL's terminals. Approximately 990 of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 945) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union was renewed in 1998 for a term of three years. Approximately 205 of ACL's South American employees are represented by unions.

ACL's combined barging operations employ 540 boat officers as pilots and captains. On April 4, 1998, a labor organization, Pilots Agree, called for an industry-wide work stoppage. Twenty-eight of ACL's pilots joined the work stoppage. Since the National Labor Relations Board had previously ruled that pilots are supervisors and, therefore, not covered by the National Labor Relations Act, ACL refused to recognize or bargain with Pilots Agree. The work stoppage terminated in August 1998 and had no material effect on ACL's operations.


ITEM 2. PROPERTIES.

The information with respect to ACL's properties appearing in Item 1 is incorporated herein by reference.


ITEM 3.  LEGAL PROCEEDINGS.

ACL is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. All material claims asserted under lawsuits of this description and nature are covered by insurance policies. ACL is not aware of any litigation that would be deemed material to the financial condition, results of operations or liquidity of ACL that is not covered by insurance coverages and policies, other than the environmental matters discussed in "Environmental Matters" included under Item 1 elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

ACL's membership interests are not registered or traded on any stock exchange.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected Historical Consolidated Financial Data


                                                                         Fiscal Years Ended
                                             ---------------------------------------------------------------------------
                                             Dec. 25,         Dec. 26,       Dec. 27,         Dec. 29,          Dec. 30,
                                               1998             1997           1996             1995              1994
                                             ---------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA (1):
Operating revenue                            $638,478        $ 618,233      $ 622,140          $553,582         $448,653
Operating expense                             575,729          559,600        521,476           458,126          393,273
Operating income                               62,749           58,633        100,664            95,456           55,380
Other expense                                     587            1,930          2,726             1,808            1,446
Interest expense                               40,981           12,472         11,780            11,385           13,712
Earnings before income taxes                   21,181           44,231         86,158            82,263           40,222
Income taxes (benefit)                       (64,263)           18,287         28,733            30,861           15,006
Net earnings                                  85,444            25,944         57,425            51,402           25,216

OTHER OPERATING DATA:
Towboats (at period end)                          201              145            148               127              128
Barges (at period end)                          4,372            3,822          3,721             3,228            3,295
Tonnage (thousands, for period ended)          68,749           65,998         64,929            61,055           59,204

OTHER FINANCIAL DATA:
EBITDA (2)                                   $116,457          $97,852       $135,419         $ 126,208          $86,208
Depreciation and amortization                  46,337           41,149         37,481            32,560           32,274
Property additions                             45,382           51,500         90,551            33,425           11,950
Net cash provided (used) by:
   Operating activities                        78,665           52,069        113,620            99,080           42,820
   Investing activities                      (62,572)          (49,300)       (93,655)          (36,504)         (12,271)
   Financing activities                        26,338          (20,128)       (52,484)          (36,226)         (26,278)

STATEMENT OF FINANCIAL POSITION DATA:
Cash and cash equivalents                     $49,356        $   6,925        $24,284           $56,803          $30,453
Working capital                                37,687            7,445         21,005            71,291           57,471
Properties - net                              541,415          460,295        449,221           394,717          394,115
Total assets                                  838,530          640,138        667,095           658,499          607,699
Long-term debt, including current
portion                                       758,900           48,230         52,714            57,198           61,724
Shareholder's equity/ Member's deficit      (130,395)          299,501        292,557           285,932          255,030


(1) ACL acquired Continental Grain's barging operations in 1996 and the barging operations of National Marine in 1998.



(2) EBITDA represents earnings before interest, income taxes, depreciation, amortization and, in 1998, $7,958 of non-recurring, non-cash compensation expense related to the Recapitalization. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and securities analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.
     ACL understands that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See the historical financial statements of ACL and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



OVERVIEW


ACL is an integrated marine transportation and service company, providing barge transportation services. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to ACL and third parties. ACL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River and Lake Maracaibo in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

ACL derives its revenues primarily from the barge transportation of steel and other bulk commodities, grain, coal and liquids in the United States and South America. While ACL's customer base has remained relatively stable and certain of its operations provide relatively steady rate levels and profit margins, its results of operations can be impacted by a variety of external factors. These factors include fluctuations in rates for shipping grain, which in turn affect rates for shipping other dry cargoes, weather and river conditions and fluctuations in fuel prices. Although revenues from ACL's international operations are denominated in U.S. dollars, its results could be impacted by currency fluctuations.

ACL seeks to enter into multi-year contracts at fixed prices (with inflation-indexed escalation and fuel adjustment clauses) with its customers. Approximately 60% of contracts, in tonnage terms, that were in effect as of December 26, 1998 are for periods of greater than 18 months.

ACL's historical pursuit of growth through strategic acquisitions has significantly enhanced its results of operations. ACL intends to continue to pursue a strategy of growth, domestically through acquisitions and internationally by establishing operations to serve customers along river systems outside the United States. ACL's acquisitions have included SCNO Barge Lines, Inc. in 1988, Hines, Inc. in 1991, The Valley Line Company in 1992, Continental Grain's barging operations in 1996 and National Marine's barging operations in 1998.

The size of ACL's fleet over the past three years is as follows:

                        DOMESTIC AND INTERNATIONAL FLEET
                               (Number of Barges)

                                   DECEMBER 25, 1998      DECEMBER 26, 1997      DECEMBER 27, 1996
                                   -----------------      -----------------      -----------------
BARGE TYPES

Covered hoppers .....................   2,998                    2,758                   2,615

Open hoppers ........................     895                      811                     865

Tankers .............................     471                      249                     238

Deck Barges .........................       8                        4                       3
                                        -----                    -----                   -----
    Total ...........................   4,372                    3,822                   3,721
                                        -----                    -----                   -----
                                        -----                    -----                   -----




The average age of ACL's domestic barge fleet is currently 19 years, compared with an industry average of 15.5 years. These barges have an expected life of approximately 25 to 30 years. In addition, ACL operates 188 towboats domestically, with an average age of approximately 23.6 years. A significant portion of ACL's planned capital expenditures include fleet replacement, maintenance, domestic growth and international expansion.

ACL's operations are conducted through a limited liability company, as a result of which ACL will not itself generally be subject to U.S. federal or state income tax. Taxable income will be allocated to the equity holders of the Parent and such holders will be responsible for income taxes on such taxable income. ACL intends to make distributions to the Parent which, in turn, will make distributions to its equity holders to enable them to meet all or a portion of their tax obligations with respect to taxable income allocated to them by ACL. The Amended and Restated Limited Liability Company Agreement of the Parent (the "LLC Agreement") reduces the amount of tax distributions to CSX (or its affiliate) during the first nine years, which may make additional funds available for use by ACL, subject to the discretion of the Parent. Notwithstanding the foregoing, in certain circumstances the tax distribution provisions of the LLC Agreement permit distributions which could exceed the combined federal, state, local and foreign income taxes that would be payable with respect to taxable income of ACL for any given period if it were a Delaware corporation filing separate tax returns. Such distributions are permitted under the Indenture. See Item 13, "Certain Relationships and Related Transactions."

One of ACL's electric utility customers is in proceedings under Chapter 11 of the U.S. Bankruptcy Code. ACL believes that as the result of these proceedings, this contract will be restructured by the end of 1999 at reduced rates for a term of at least five years, or the equipment dedicated to this contract may be redeployed into other dry bulk transportation services. The revenue otherwise receivable under such contract or by virtue of redeployment of the equipment could be reduced by up to $12 to $16 million annually.



RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 25, 1998 COMPARED WITH YEAR ENDED DECEMBER 26, 1997

OPERATING REVENUE. Operating revenue for the year ended December 25, 1998 increased 3% to $638.5 million from $618.2 million for the year ended December 26, 1997. The revenue increase was due to the combination of National Marine's barging operations with those of ACL, which produced higher volumes during the second half of the year. The positive impact from the larger fleet was partially offset by unfavorable operating conditions caused by three hurricanes in the Gulf region during September and October and extended periods of high water on the Mississippi River in early 1998. Domestic barging revenue increased $18.0 million to $469.0 million due to increased volumes partially offset by lower rates. Increased production within foreign countries reduced demand for U.S. grain exports, which resulted in lower dry cargo rates in general. The average rate per ton-mile decreased 3%, reducing domestic revenue $19 million for the year, with most of the impact occurring in the first half of the year. International revenues rose $11.3 million to $47.4 million, due to increased volumes. Revenue at Jeffboat, ACL's marine construction subsidiary, fell $3.8 million to $96.9 million, reflecting reduced hopper barge construction for third-party customers, offset somewhat by higher construction of tank barges.

OPERATING EXPENSE. Operating expense for the year ended December 25, 1998 rose 3% to $575.7 million from $559.6 million in the year ended December 26, 1997. Domestic barging expenses increased $26.3 million, primarily due to operating the larger fleet but also because of the adverse operating conditions discussed above and due to an $8.0 million non-cash, non-recurring compensation charge in the third quarter of 1998 related to the Recapitalization, which was payable by CSX to certain executive officers of ACL. Average fuel prices declined from 62 cents per gallon in 1997 to 46 cents per gallon in 1998. ACL achieved significant progress integrating National Marine's operations during the second half of 1998. Most of the duplicate general and administrative costs were eliminated during the third quarter, including workforce reductions of 65 employees. Other costs were reduced through eliminating duplicate fleeting facilities and utilizing excess capacity in certain fleets. International barging expenses rose $11.3 million to $44.4 million, largely due to increased volumes and start-up costs in Argentina. Jeffboat's expenses declined $4.4 million to $87.9 million, due to reduced barge construction, improved productivity and lower steel prices. Elimination of the CSX corporate management fee pursuant to the Recapitalization reduced 1998 expenses by $8.2 million.

OPERATING INCOME. Operating income for the year increased 7% to $62.7 million from $58.6 million for 1997, due to the reasons discussed above.

INTEREST EXPENSE. Interest expense for 1998 increased to $41.0 million from $12.5 million for the same period in 1997. The increase is due to $735 million of long-term debt obtained by ACL in connection with the Recapitalization.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for the year declined to $21.2 million from $44.2 million in 1997, due to the factors discussed above.

INCOME TAXES (BENEFIT). Income taxes for the year decreased to a benefit of $64.3 million from an expense of $18.3 million for 1997. ACL's domestic corporate subsidiaries, except ACL Capital Corp., were converted to limited liability companies as of June 30, 1998. Due to the change in tax status, previously recognized deferred income taxes were reversed, resulting in a benefit of $72 million.

NET EARNINGS. Net earnings for 1998 increased to $85.4 million from $25.9 million in 1997, due to the reasons discussed above.

YEAR ENDED DECEMBER 26, 1997 COMPARED TO YEAR ENDED DECEMBER 27, 1996

OPERATING REVENUE. Operating revenue for the year ended December 26, 1997 decreased $3.9 million, or 1%, to $618.2 million from $622.1 million for 1996. Domestic barging revenue decreased $30.0 million due to reduced ton-miles and rate per ton. The decrease in domestic ton-miles, reducing revenue by approximately $5 million, was due, in part, to adverse river conditions, including severe flooding on the Ohio River and the Upper Mississippi River during the first half of 1997 and, in part, to lower volume driven by reduced U.S. grain exports primarily resulting from increased grain production by foreign producers. Rates decreased approximately $28 million. During 1997, rates were negatively impacted by industry-wide vessel over-capacity. The reduction in grain exports also negatively impacted rate per ton for dry cargo generally. The decrease in domestic barging revenue was partially offset by $16.0 million in increased revenues from third-party customers at Jeffboat and an $8.7 million increase in international revenues, primarily due to start-up in Argentina.

OPERATING EXPENSE. Operating expense for the year ended December 26, 1997 increased $38.1 million, or 7%, to $559.6 million from $521.5 million for 1996. Domestic barging expense increased $9.8 million primarily due to increased operating costs as a result of ice and extreme flooding on the Ohio and Mississippi Rivers, including barge repair, partially offset by improved productivity resulting from ACL's on-going cost control program and lower fuel prices. International barging expense increased $16.3 million due to increased volumes and start-up in Argentina. Jeffboat's expenses increased $11.8 million primarily due to increased production levels.

OPERATING INCOME. Operating income for the year ended December 26, 1997 decreased $42.1 million, or 42% to $58.6 million from $100.7 million for 1996 due to the reasons discussed above.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes for the year ended December 26, 1997 decreased $42.0 million, or 49% to $44.2 million from $86.2 million for 1996, due to the factors discussed above.

INCOME TAXES. Income taxes for the year ended December 26, 1997 decreased $10.4 million, or 36%, to $18.3 million from $28.7 million for 1996. This decrease was due to lower domestic earnings before income taxes.

NET EARNINGS. Net earnings for the year ended December 26, 1997 decreased $31.5 million, or 55% to $25.9 million from $57.4 million for 1996, due to the reasons discussed above.



OUTLOOK

Domestic barging demand and spot rates for grain, bulk and steel are expected to improve in 1999 as compared to 1998 levels. The U.S. Department of Agriculture currently forecasts 1999 corn exports of 1.8 billion bushels, an increase of 300 million bushels over 1998 levels. ACL's domestic barging volumes should also increase due to its larger fleet operating for the full year. However, adverse weather conditions in early 1999, primarily severe ice on the Illinois River, will negatively impact domestic barging results in the first quarter.


LIQUIDITY AND CAPITAL RESOURCES

Prior to the Recapitalization, ACL participated in CSX's cash management plan, through which most of its cash needs were funded by CSX and any excess cash was advanced to CSX for investment. In June 1998, ACL borrowed $47.7 million from CSX to redeem $28.3 million of U.S. Government Guaranteed Ship Financing Bonds and to deposit $26.1 million into an escrow fund that will be used to repay $24.4 million principal of Terminal Revenue Refunding Bonds. CSX contributed to the capital of ACL all existing debt (approximately $163 million) owed to CSX.

In connection with the Recapitalization, ACL secured $735 million in long-term debt, including the two Term Loans in the total principal amount of $435 million and $300 million in Senior Notes. As of December 25, 1998, ACL had outstanding indebtedness of $734.5 million, including $434.5 million drawn under the Term Loans and $300.0 million aggregate principal amount of Senior Notes. In addition, ACL has available borrowings of up to $100.0 million under the Revolving Credit Facility. At the end of 1998, $4.9 million of letters of credit had been issued but no revolving loans were outstanding. The outstanding indebtedness of $734.5 million is net of $24.4 million of Terminal Revenue Refunding Bonds which were defeased with funds invested in U.S. government obligations deposited in an irrevocable trust.

The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios and minimum interest coverage ratios. A failure to maintain specified financial ratios could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet these financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

Net cash provided by operating activities totaled $78.7 million, $52.1 million and $113.6 million for fiscal 1998, 1997 and 1996, respectively. The increase in net cash from operating activities in 1998 compared with 1997 was primarily due to the timing of cash receipts and disbursements related to accounts payable and accounts receivable, while the decrease in net cash from operating activities in 1997 compared with 1996 was primarily due to lower net earnings.

Net cash from operating activities was used primarily for capital expenditures, repayment of third-party and intercompany debt and to pay dividends to CSX. Capital expenditures were $45.4 million, $51.5 million and $90.6 million in 1998, 1997 and 1996, respectively. Expenditures included $13.5 million, $24.0 million and $31.0 million for domestic marine equipment and $21.0 million, $18.5 million and $26.0 million for foreign investments in 1998, 1997 and 1996, respectively. Expenditures in 1996 also included $17.7 million for the purchase of the barge assets of Continental Grain. Net cash from operating activities also was used to pay cash dividends to CSX of $9.5 million in 1998, $19.0 million in 1997 and $36.8 million in 1996. ACL expects capital expenditures in 1999 to be approximately $60 million primarily for fleet replacement, maintenance and growth, with possible increase up to $80 million depending upon ACL's performance.

Management believes that cash generated from operations are sufficient to fund its cash requirements, including capital expenditures for fleet replacement, maintenance, domestic growth and international expansion, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility.

ACL has various environmental liabilities which could have an impact on its financial condition and results of operations. These environmental matters are discussed in Item 1, "Legal Proceedings," contained herein.

BACKLOG


ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $1,536 million and $1,049 million at December 25, 1998 and December 26, 1997, respectively. This backlog ranges from one to ten years with approximately 26% expected to be filled in 1999. The backlog for marine equipment was approximately $111 million and $72 million at December 25, 1998 and December 26, 1997, respectively. This backlog is two years with approximately 81% expected to be filled in 1999.

SEASONALITY

ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last four months of the year could have a greater effect on ACL's business, financial condition and results of operations than during other periods.

YEAR 2000

ACL formed a Year 2000 project team in mid-1997 to identify information technology and non-information technology systems that require modification for the Year 2000. A project plan has been developed with goals and target dates. ACL is aggressively working toward being Year 2000 compliant.

Over the past two years, ACL has developed, upgraded and replaced certain systems to meet its core business requirements, with the additional benefit of achieving Year 2000 compliance for those systems. ACL's current Year 2000 effort encompasses all functions and operations of ACL, including those of American Commercial Barge Line (domestic barging); Jeffboat (shipyards), American Commercial Terminals (marine terminals); Louisiana Dock Company (marine services); American Commercial Lines International (international barging and marine services); and Waterways Communications System (marine telecommunications).

The scope of this effort includes all hardware, software and mission critical business processes. This includes, but is not limited to, mainframe and client server systems, desktop applications and spreadsheets, mainframe and personal computer hardware, voice and data communications networks, embedded systems, electronic interfaces, suppliers, customers, utilities, government agencies, financial institutions and others. ACL's focus throughout this process has remained on mission critical systems, trading partners and other third parties who have been identified as strategically important or necessary to continue its business into the millenium.

The Year 2000 project team has representatives from senior management and key areas of its operations. The team provides overall guidance and coordination of the project through monthly meetings and reports, with more frequent meetings, as needed for certain sub-team functions. ACL's senior management and the Board of Managers monitor this effort through periodic status reports.

ACL's business areas are in various stages of its Year 2000 project plan. The remediation of its mainframe and client server systems are essentially complete. ACL currently intends to complete remaining remediation of systems by the end of April 1999, except for a shore-based boat maintenance and inventory system, which will be replaced by a target date of the end of July 1999. Documentation of test plans is expected to occur by the end of April 1999. Testing of mission critical mainframe and client server computer systems is currently expected to begin in May 1999, with such testing continuing through 1999.

ACL replaces and upgrades its personal computer ("PC") and desktop application software on a regular basis. Testing and replacement, as needed, of PC hardware and software is now scheduled for completion by the end of July 1999. ACL also plans to review and remediate, as deemed necessary, PC-resident spreadsheets and programs by the end of July 1999. The scheduled completion of testing and replacement of PC hardware, software and PC-resident spreadsheets and programs has been delayed from ACL's estimate in the third quarter of 1998 due to compatibility problems associated with the changes in hardware and software. ACL does not expect compatibility problems to cause further delays. ACL currently believes that none of these applications are mission critical.

ACL has completed its assessment of key operating assets, facilities and telecommunications networks for embedded technology. This assessment includes marine terminal operations and vessel systems such as electronic navigation equipment, diesel engine monitoring systems and other emergency monitors and alarms. ACL currently anticipates no material impairment of its operations due to embedded technology that cannot be addressed by remediation or contingency planning, which is scheduled for completion by the end of July 1999.

ACL is currently assessing the consequences of any delays in its Year 2000 initiatives or any remediation effort not being successful, and has begun planning, including efforts to address disruptions in third-party services, such as telecommunications and electricity, on which its systems and operations rely. ACL expects to complete these contingency plans by the end of July 1999. These plans will include securing alternate or replacement suppliers for goods and/or services and developing other strategic solutions for mission critical areas should the need arise.

ACL presently anticipates that its greatest exposure for Year 2000 problems may result from telecommunication, utility or financial institution failures; rail service or other equipment failures that hinder loading or unloading at marine terminals; failures of fuel or other key suppliers, and failures of locks or dams that impact river navigation by ACL vessels. Contingency plans will be prepared to address these and other areas of significant risk. However, there can be no assurances that ACL's contingency plans or its efforts with respect to third parties will prevent a material adverse effect on its business, results of operations or financial condition.

ACL has spent $1.3 million to date, related to this project. The remaining cost of the Year 2000 project is presently estimated at $2.0 million, which will be expensed as incurred through 2000. The total estimated cost of $3.3 million will comprise approximately 16% of ACL's total technology budget for the project period and includes $2.3 million to upgrade and replace software and $1.0 million for hardware. A portion of the total Year 2000 project expense is represented by existing staff that has been or will be deployed to this project. ACL has also engaged consultants and contractors to assist in its Year 2000 efforts.

ACL does not believe that the redeployment of existing staff will have a material adverse effect on its business, results of operations or financial position. However, the remaining cost and the date on which ACL believes it will complete the Year 2000 project are based on management's current estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain staff resources, and are inherently uncertain.

As part of its Year 2000 project, ACL is in communication with its mission critical suppliers, larger customers and financial institutions and other significant third parties to assess their Year 2000 readiness. ACL has identified these businesses and entities based upon revenue generated to ACL and its dependence for key goods and/or services they supply. ACL has conducted an initial survey of these key trading partners and is beginning to conduct more thorough reviews or audits based upon these responses. However, risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses.

CHANGES IN ACCOUNTING STANDARDS

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Post-retirement Benefits." The Statement supersedes the disclosure requirements in Statements No. 87, "Employer's Accounting for Pensions," No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits," and No. 106, "Employer's Accounting for Post-retirement Benefits Other Than Pensions." Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. ACL adopted the provisions of this Statement in 1998.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Statement No. 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a Company display an amount representing total comprehensive income for the periods reported in the financial statement. ACL adopted Statement No. 130 in the first quarter of 1998 but the adoption had no significant impact on its consolidated financial statements.

In December, 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL will adopt SOP 97-3 in the first quarter of 1999; however, the effect of adopting has not yet been determined.

In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organizational costs to be expensed as incurred. ACL has historically expensed start-up costs. It will adopt SOP 98-5 in fiscal 1999, and does not anticipate that it will have any significant impact on its consolidated financial statements.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is encouraged. ACL has not determined when it will adopt Statement No. 133, but expects adoption will not have a significant effect on its consolidated financial statements.


FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements about ACL's financial position and results of operations. These statements include words such as "believe," "expect," "anticipate," "intend," "estimate" or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

     -    substantial leverage and ability to service debt;

     - changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

     - general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports;

     - annual worldwide weather conditions, particularly those affecting North and South America; and

     -    the ability of ACL to resolve Year 2000 issues.

As a result of these and other factors discussed in and incorporated by reference from "Risk Factors," Exhibit 99.1, and incorporated herein by reference, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made. ACL undertakes no obligation to update or revise any forward-looking statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. A discussion of ACL's primary market exposures in financial instruments in presented below.

FUEL PRICE RISK.

Fuel consumed in 1998 represented approximately 8% of ACL's operating expenses. Most of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk. In addition, ACL has entered into fuel rate swap agreements for short-term protection. As a result of ACL's fuel hedging strategy, it might not fully benefit from certain fuel price declines.

Based on ACL's 1999 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact its annual operating income by approximately $0.1 million, after the effect of escalation clauses in long-term contracts and fuel rate swap agreements in place as of December 25, 1998. As of December 25, 1998, ACL had hedged approximately 23% of its projected 1999 fuel requirements using fuel rate swap agreements. ACL estimates that at December 25, 1998, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $1.1 million. A discussion of ACL's accounting policies for fuel rate swaps is included in Note 8 to the Consolidated Financial Statements.


INTEREST RATE RISK.

At December 25, 1998, ACL had $434.5 million of floating rate debt outstanding which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $4.3 million.

FOREIGN CURRENCY EXCHANGE RATE RISKS.

All of ACL's significant transportation contracts in South America are denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, ACL is affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, ACL's investments in foreign affiliates subjects it to foreign currency exchange rate and equity price risks. Management does not consider its exposure to exchange rate risks to be material and considers its investments in foreign affiliates to be denominated in relatively stable currencies and of a long-term nature. Accordingly, ACL does not typically manage its related foreign currency exchange rate and equity price risks through the use of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          AMERICAN COMMERCIAL LINES LLC
                       CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                                              FISCAL YEARS ENDED
                                                          ----------------------------------------------------------
                                                          DECEMBER 25,            DECEMBER 26,          DECEMBER 27,
                                                             1998                    1997                   1996
                                                          ------------            ------------          ------------
OPERATING REVENUE                                           $638,478              $ 618,233              $ 622,140

OPERATING EXPENSE
     Materials, Supplies and Other                           290,504                289,394                267,300
     Labor and Fringe Benefits                               167,580                150,960                138,341
     Fuel                                                     47,454                 56,982                 58,747
     Depreciation and Amortization                            46,337                 41,149                 37,481
     Taxes, Other Than Income Taxes                           23,854                 21,115                 19,607
                                                          ------------            ------------          ------------
                                                             575,729                559,600                521,476
                                                          ------------            ------------          ------------
OPERATING INCOME
                                                              62,749                 58,633                100,664

OTHER EXPENSE
     Interest Expense                                         36,974                  3,720                  4,034
     Interest Expense, Affiliate - Net                         4,007                  8,752                  7,746
     Other, Net                                                  587                  1,930                  2,726
                                                          ------------            ------------          ------------
                                                              41,568                 14,402                 14,506
                                                          ------------            ------------          ------------
EARNINGS  BEFORE INCOME TAXES                                 21,181                 44,231                 86,158

INCOME TAXES (BENEFIT)                                       (64,263)                18,287                 28,733
                                                          ------------            ------------          ------------
NET EARNINGS                                               $  85,444              $  25,944              $  57,425
                                                          ------------            ------------          ------------
                                                          ------------            ------------          ------------



          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                         FISCAL YEARS ENDED
                                                                      ---------------------------------------------------------
                                                                      DECEMBER 25,           DECEMBER 26,          DECEMBER 27,
                                                                          1998                   1997                  1996
                                                                      ------------           ------------          ------------
OPERATING ACTIVITIES
     Net Earnings                                                        $85,444                $25,944              $57,425
     Adjustments to Reconcile Net Earnings to
        Net Cash Provided by (Used in) Operating
        Activities:
           Depreciation and Amortization                                  47,737                 41,149               37,481
           Deferred Income Taxes                                         (70,091)                    90                 (794)
           Other Operating Activities                                      5,502                  3,216                1,526
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                          8,990                 10,818              (13,048)
              Materials and Supplies                                     (12,762)                14,062                6,301
              Accrued Interest                                            21,619                   (135)                (135)
              Other Current Assets                                        (9,210)                (5,157)                (273)
              Due to Affiliates                                          (13,805)                  (844)                (903)
              Other  Liabilities                                          15,241                (37,074)              26,040
                                                                      ------------           ------------          ------------
              Net Cash Provided by Operating Activities                   78,665                 52,069              113,620

INVESTING ACTIVITIES
     Property Additions                                                  (45,382)               (51,500)             (90,551)
     Proceeds from Property Dispositions                                   9,675                  3,411                1,054
     Purchase of Restricted Investments                                  (26,128)                    --                   --
     Sale of Restricted Investments                                          216                     --                   --
     Other Investing Activities                                             (953)                (1,211)              (4,158)
                                                                      ------------           ------------          ------------
              Net Cash Used in Investing Activities                      (62,572)               (49,300)             (93,655)

FINANCING ACTIVITIES
     Recapitalization Distribution                                      (695,000)                    --                   --
     Issuance of Membership Interests                                     60,047                     --                   --
     Short Term Borrowings                                                32,000                     --                   --
     Long-Term Debt Issued                                               735,000                     --                   --
     Financing Costs                                                     (27,000)                    --                   --
     Short Term Payments                                                 (32,000)                    --                   --
     Long-Term Debt Repaid                                               (99,330)                (4,484)              (4,484)
     Affiliate Debt Repaid                                               (11,200)               (11,200)             (11,200)
     Cash Dividends Paid                                                  (9,500)               (19,000)             (36,800)
     Other Financing                                                     (10,612)                 8,006                   --
     Short Term Borrowing from Affiliates                                 83,933                  6,550                   --
                                                                      ------------           ------------          ------------
         Net Cash Provided by (Used in) Financing
         Activities                                                       26,338                (20,128)             (52,484)

Net Increase (Decrease) in Cash and Cash Equivalents                      42,431                (17,359)             (32,519)
Cash and Cash Equivalents at Beginning of Period                           6,925                 24,284               56,803
                                                                      ------------           ------------          ------------
              Cash and Cash Equivalents at End of Period                 $49,356                $ 6,925              $24,284
                                                                      ------------           ------------          ------------
                                                                      ------------           ------------          ------------




          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                 DECEMBER 25,         DECEMBER 26,
                                                                                     1998                 1997
                                                                                 ------------         ------------
                                ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                                      $49,356               $6,925
     Accounts Receivable, Net                                                        88,556               77,449
     Materials and Supplies                                                          39,054               33,526
     Deferred Income Taxes                                                               --                1,378
     Other Current Assets                                                            19,962               10,167
                                                                                 ------------         ------------
        Total Current Assets                                                        196,928              129,445

  PROPERTIES-Net                                                                    541,415              460,295
  RESTRICTED INVESTMENTS                                                             25,912                   --
  NET PENSION ASSET                                                                  21,490               19,091
  OTHER ASSETS                                                                       52,785               31,307
                                                                                 ------------         ------------
        Total Assets                                                               $838,530            $ 640,138
                                                                                 ------------         ------------
                                                                                 ------------         ------------
                              LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                                               $39,823             $ 21,720
     Accrued Payroll and Fringe Benefits                                             23,166               16,131
     Due to Affiliates                                                                   --               27,599
     Short Term Borrowings from Affiliate                                                --                6,550
     Deferred Revenue                                                                 9,459                7,894
     Accrued Claims and Insurance Premiums                                           14,661                6,620
     Accrued Interest                                                                22,523                  904
     Current Portion of Long-Term Debt                                                2,500                4,484
     Other Current Liabilities                                                       47,109               30,098
                                                                                 ------------         ------------
        Total Current Liabilities                                                   159,241              122,000

  LONG-TERM NOTE PAYABLE TO AFFILIATE                                                    --               67,200
  DEFERRED INCOME TAXES                                                                  --               71,302
  LONG-TERM DEBT                                                                    756,400               43,746
  PENSION LIABILITY                                                                  19,347                   --
  OTHER LONG-TERM LIABILITIES                                                        33,937               36,389
                                                                                 ------------         ------------
                                                                                    968,925              340,637
                                                                                 ------------         ------------
                     MEMBER'S DEFICIT / SHAREHOLDER'S EQUITY

  Member's Interest / Common Stock, No Par Value, Authorized 2,000
        Shares; Issued and Outstanding 1,001 Shares in 1997                         220,047                6,006
  Other Capital                                                                     161,051              165,164
  Retained Earnings (Deficit)                                                      (511,493)             128,331
                                                                                 ------------         ------------
        Total Member's Deficit / Shareholder's Equity                              (130,395)             299,501
                                                                                 ------------         ------------
        Total Liabilities and Member's Deficit / Shareholder's Equity              $838,530            $ 640,138
                                                                                 ------------         ------------
                                                                                 ------------         ------------



          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
         CONSOLIDATED STATEMENT OF MEMBER'S DEFICIT/SHAREHOLDER'S EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                       RETAINED
                                              OUTSTANDING    COMMON      MEMBER'S       OTHER          EARNINGS
                                                SHARES       STOCK        EQUITY       CAPITAL         (DEFICIT)        TOTAL
                                              -----------    ------      -------       -------         ---------        -----
Balance at December 29, 1995                      1,001    $ 6,006     $     --      $ 165,164        $ 114,762      $  285,932

Net earnings                                                                                             57,425          57,425
Cash dividends to CSX                                                                                   (36,800)        (36,800)
Dividend of net pension assets to CSX                                                                   (14,000)        (14,000)
                                              ---------    -------      --------     ---------        ---------      ----------
Balance at December 27, 1996                      1,001      6,006            --       165,164          121,387         292,557

Net earnings
                                                                                                         25,944          25,944
Cash dividends to CSX
                                                                                                        (19,000)        (19,000)
                                              ---------    -------      --------     ---------        ---------      ----------
Balance at December 26, 1997                      1,001      6,006            --       165,164          128,331         299,501

Net earnings                                                                                             85,444          85,444
Cash dividends to CSX prior to
the recapitalization                                                                                     (9,500)         (9,500)
Distributions to CSX pursuant to
the recapitalization                                                                                    (20,768)        (20,768)
CSX Pension Plan spin-off                                                              (23,893)                         (23,893)
Cash distribution to CSX pursuant to
the recapitalization                                                                                   (695,000)       (695,000)
Contribution of capital by CSX                                                         171,274                          171,274
Recapitalization of ACL's assets and
liabilities                                    (1,001)      (6,006)      155,000      (148,994)                              --

Issuance of membership interests                                          65,047                                         65,047
Fees related to the recapitalization                                                    (2,500)                          (2,500)
                                              ---------    -------      --------     ---------        ---------      ----------
Balance at December 25, 1998                         --    $    --      $220,047     $ 161,051        $(511,493)     $ (130,395)
                                              ---------    -------      --------     ---------        ---------      ----------
                                              ---------    -------      --------     ---------        ---------      ----------



          See accompanying Notes to Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS
The operations of American Commercial Lines LLC ("ACL") (formerly American Commercial Lines Inc. which was converted to a limited liability company in the second quarter of 1998) include barge transportation together with related terminal, marine construction and repair, and communications services along inland waterways. Barge transportation services include the movement of steel and other bulk products, grain, coal, and liquids in the United States and South America and account for the majority of ACL's revenues. Marine construction and repair, terminal and communications services are provided to customers in marine transportation and other related industries in the United States. ACL has long term contracts with some customers.

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL (See Note 2).

PRINCIPLES OF CONSOLIDATION
The Consolidated Financial Statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

FISCAL YEAR
ACL follows an annual fiscal reporting period, which ends on the last Friday in December. The financial statements presented are for the fiscal years ended December 25, 1998 and December 26, 1997 and December 27, 1996.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. ACL has from time to time, cash in banks in excess of federally insured limits.

ACCOUNTS RECEIVABLE
ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable. Allowances for doubtful accounts of $2,335 and $1,254 have been applied as a reduction of accounts receivable at December 25, 1998 and December 26, 1997, respectively.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:


                                        1998                 1997
                                    ---------             --------
     Raw Materials                  $   9,802             $  5,917
     Work in Process                    9,829                7,243
     Parts and Supplies                19,423               20,366
                                    ---------             --------
                                    $  39,054             $ 33,526
                                    ---------             --------
                                    ---------             --------


REVENUE RECOGNITION

Barge transportation revenue is recognized proportionately as shipments move from origin to destination. Terminal, repair and communication revenue is recognized as services are provided. Marine construction revenue, and related expense, is primarily recognized on the completed-contract method, due to the short-term nature of contracts.

PROPERTIES

Properties, at cost, consist of the following:

                                         1998        1997
                                     ---------   --------
Land                                   $13,620  $  17,097
Buildings and Improvements              41,641     40,305
Equipment                              762,742    639,116
                                     ---------   --------
                                       818,003    696,518
Less Accumulated Depreciation          276,588    236,223
                                     ---------   --------
                                     $ 541,415   $460,295
                                     ---------   --------
                                     ---------   --------


Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from five to 30 years. Depreciation expense was $44,606 in 1998, $38,675 in 1997 and $36,023 in 1996.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

DEBT AMORTIZATION

ACL amortizes debt costs over the term of the debt. Amortization expense was $1,540 in 1998, $326 in 1997, and $377 in 1996 and is included in interest expense.

COMPREHENSIVE INCOME

The difference between net income and comprehensive income is not significant.

RESTRICTED INVESTMENTS

Restricted Investments represent U.S. government obligations purchased and deposited into an escrow fund which together with future income, is to be used to repay $24.4 million principal of the Terminal Revenue Bonds plus redemption premium and interest. These investments are classified as held to maturity and are carried on the balance sheet at cost.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

NOTE 2.  BUSINESS COMBINATION

ACL was a wholly owned subsidiary of CSX until June 30, 1998. On June 30, 1998, the Parent completed a recapitalization in a series of transactions in which the barge business of Vectura and its subsidiaries was combined with that of ACL. ACL issued $735 million in new debt, Vectura contributed certain of its assets and liabilities (referred to as the National Marine Contribution) plus $60 million in cash, and ACL paid a $695 million distribution to CSX and $75 million of existing liabilities of Vectura. In addition, CSX contributed to the capital of the Parent approximately $163 million of existing liabilities owed to CSX. The distributions to CSX pursuant to the recapitalization include $11,814 for certain barges, $7,304 in net assets of certain terminal operations, and $1,650 in taxes. In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

The transactions described above have been accounted for as a recapitalization of ACL with the National Marine Contribution accounted for by the purchase method of accounting. The purchase price of $5 million was less than the fair value of the tangible and intangible net assets acquired, which resulted in a reduction from fair value of long-term assets.

If the recapitalization of ACL and the purchase of National Marine had occurred as of the beginning of 1997, the unaudited pro forma consolidated results of operations would have been:

                                                       1998               1997
                                                    ---------          ----------
       Operating revenue                            $ 696,676          $  742,677
       Operating income                                66,908              78,134
       Earnings (loss) before income taxes             (4,175)              5,811
       Income taxes                                     4,827               2,127
       Net earnings (loss)                             (9,002)              3,684




The unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the transaction been consummated at the beginning of the year proceeding the year of acquisition.

                         AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 3.  DEBT

Long-Term Debt consists of the following:

                                                                     1998                    1997
                                                                 ---------------------------------
     $235 million Term Loan                                      $  234,750                 $   --
     $200 million Term Loan                                         199,750                     --
     $300 million Senior Notes                                      300,000                     --
     Terminal Revenue Facilities Refunding Bonds                     24,400                 24,400
     U.S. Government Guaranteed Ship Financing Bonds                     --                 23,830
                                                                 ---------------------------------
                                                                    758,900                 48,230
     Less, current portion                                            2,500                  4,484
                                                                 ---------------------------------
                                                                 $  756,400                $43,746
                                                                 ---------------------------------
                                                                 ---------------------------------




ACL has a Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $100 million, maturing in June, 2005, but each loan must be repaid within one year. Although there were no borrowings on the facility at December 25, 1998, outstanding letters of credit of $4.9 million reduced the borrowing base.

The $235 million Term Loan matures in 2007 and amortizes at the rate of $1 million per year through 2006 and $227 million in 2007. The $200 million Term Loan matures in 2006 and amortizes at the rate of $1 million per year through 2003, $20 million in 2004, $75 million in 2005 and $100 million in 2006. The two Term Loans and the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rates at December 25, 1998 were 7.94% for the $235 million and 7.69% for the $200 million term loans. Interest on the Term Loans is payable quarterly. The Senior Notes require no principal payments until maturity in 2008 and have a fixed interest rate of 10.25%. Interest is payable semi-annually. The Term Loans and Revolving Credit Facility are collateralized by most of ACL's assets. The Senior Notes are not collateralized. The Term Loans, Revolving Credit Facility and Senior Notes contain a number of covenants, including specified financial ratios.

In June, 1998, ACL deposited $26.1 million into an escrow fund which, together with future income earned on such amount, is to be used to repay $24.4 million principal of the Terminal Revenue Refunding Bonds ("Revenue Bonds") plus redemption premium and interest thereon. The Revenue Bonds have a fixed interest rate of 7.75% and will be repaid in 2000. The escrow funds are invested in U. S. Government obligations and are irrevocably pledged and assigned solely for the payment of principal, redemption premium and interest on the Revenue Bonds. The U.S. Government Guaranteed Ship Financing Bonds were repaid on June 30, 1998, prior to their maturity.

Long-term debt due in the next five years is $2,500 in 1999, $25,900 in 2000, $2,000 in 2001, $2,000 in 2002, $6,750 in 2003 and $719,750 thereafter.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 4.  INCOME TAXES

ACL was included in the consolidated federal income tax return of CSX through June 30, 1998. The consolidated federal income tax liability was allocated to ACL as though ACL has filed a separate consolidated return subject to certain consolidated elections determined by CSX. As of December 26, 1997, federal income tax payable to CSX was $10,750 and was included in due to affiliates in the statement of financial position.

ACL was reorganized as a limited liability company in the second quarter of 1998. As such, ACL passes through its U.S. federal and state (but not foreign) taxable income to its member who is responsible for income taxes on such taxable income. All of ACL's corporate subsidiaries were converted to limited liability companies (except for ACL Capital Corp. and the foreign subsidiaries) on June 30, 1998 prior to the recapitalization (see Note 2). Due to the change in the tax status, ACL reversed previously recognized deferred income taxes resulting in a benefit of $72 million.


Components of income tax expense (benefit) follow:

                                                                          1998      1997           1996
                                                                         ------    -------       --------
Currently payable:
    Federal                                                          $     819    $ 15,040       $ 26,200
    State                                                                  306       1,030          2,597
    Foreign                                                              4,703       2,127            730
                                                                     ---------     -------       --------
                                                                         5,828      18,197         29,527
                                                                     ---------     -------       --------
Deferred:
    Federal                                                              1,784           3          (410)
    State                                                                  106          87          (384)
                                                                     ---------     -------       --------
                                                                         1,890          90          (794)
Reversal of previously established deferred income taxes
   resulting from change of tax status                                 (71,981)         --            --
                                                                     ---------     -------       --------
                                                                       (70,091)         90          (794)
                                                                     ---------     -------       --------
                                                                     $ (64,263)    $18,287       $ 28,733
                                                                     ---------     -------       --------
                                                                     ---------     -------       --------



Income tax computed at federal statutory rates reconciled to income tax expense (benefit) follows:


                                                                         1998                1997           1996
                                                                       --------           ---------      ---------
Tax at Federal Statutory Rate                                          $  7,413           $  15,481      $  30,155
State Income Taxes, Net                                                     239                 726          1,438
Foreign Operations, Net                                                   5,343               3,183         (1,790)
Tax effect of income taxable to member resulting
   from change in tax status                                             (4,120)                 --             --
Reversal of previously established deferred income taxes
   resulting from change of tax status                                  (71,981)                 --             --
Other                                                                    (1,157)             (1,103)        (1,070)
                                                                       ---------           --------       --------
    Total Income Tax Expense (Benefit)                                 $(64,263)           $ 18,287       $ 28,733
                                                                       ---------           --------       --------
                                                                       ---------           --------       --------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 4.  INCOME TAXES, CONTINUED

The significant components of deferred tax assets and liabilities as of December 25, 1998 and December 26, 1997 follow:

                                                           1998       1997
                                                        --------     --------
Deferred Tax Assets:
    Net operating loss carryforward of foreign
        subsidiaries                                    $  4,186     $  1,715
    Other Post-Retirement Benefits                            --        6,910
    Other Items                                               --        8,702
                                                        --------     --------
                                                           4,186       17,327
    Less valuation allowance for foreign net operating
        loss carryforwards                                (4,186)      (1,715)
                                                        --------     --------
                                                              --       15,612
                                                        --------     --------
Deferred Tax Liabilities:
   Accelerated Depreciation                                   --      (76,363)
   Pension Obligation                                         --       (7,648)
   Other Items                                                --       (1,525)
                                                        --------     --------
                                                              --      (85,536)
                                                        --------     --------
Net deferred tax liability                              $     --     $(69,924)
                                                        --------     --------
                                                        --------     --------

ACL has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings as of December 25, 1998 and December 26, 1997 amounted to $12,774 and $11,620 respectively.

At December 25, 1998, certain foreign subsidiaries have accumulated net operating loss carryovers for income tax purposes of approximately $12,700 which expire in years 2000 to 2003. Management is unable at this time to project utilization of such carryforwards, and has established a valuation allowance for such.

The basis of assets and liabilities for financial reporting purposes is more(less) than the tax basis of such assets and liabilities at December 25, 1998 as follows:


                                      1998
                                   ---------
Assets:
    Property & Equipment          $ 211,171
    Pension Assets                   21,728
    Other Assets                     12,531
                                  ---------
                                  $ 245,430
Liabilities:
    Pension                       $  24,054
    Post-Retirement Benefits         17,439
    Accrued Liabilities and Other    27,101
                                  ---------
                                  $  68,594

Net                               $ 176,836
                                  ---------
                                  ---------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 5.  EMPLOYEE BENEFIT PLANS

ACL sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates near retirement or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents.

Prior to January 1, 1998, certain employees of ACL participated in the combined CSX Pension Plan for which ACL was allocated a portion of the annual net pension expense. CSX determined that it would spin off the assets and liabilities in the CSX Pension Plan attributable to ACL employees to a newly created plan sponsored by ACL. The plan spinoff was completed in June 1998. This transfer of assets and benefit liabilities resulted in ACL recording a pension liability of approximately $24 million and a corresponding reduction to other capital. The assets transferred to the new plan of approximately $52 million were determined based on regulations established under ERISA.

In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement plan covering most full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with the ACL's expressed intent to increase the retiree contribution rate annually.

A summary of the pension and post-retirement plan components at September 30 (valuation date) follows:

                                            PENSION BENEFITS       POST-RETIREMENT PLAN
                                        ----------------------    ----------------------
                                           1998         1997         1998         1997
                                        ---------    ---------    ---------    ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year   $ (19,091)   $ (17,773)   $ (18,310)   $ (18,482)
Service cost                               (5,177)        (661)        (558)        (839)
Interest cost                              (6,301)      (1,297)        (759)      (1,373)
Plan participants' contributions             --           --           (180)        (178)
Amendments                                 (1,272)        --           --           --
Actuarial gain                               --           --          7,152        1,779
Liability loss                             (8,797)        (392)        --           --
Benefits paid                               3,043        1,032          963          783

Impact of CSX Plan Spin-off               (66,765)        --           --           --
                                        ---------    ---------    ---------    ---------
Benefit obligation, end of year         $(104,360)   $ (19,091)   $ (11,692)   $ (18,310)
                                        ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------



                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 5.  EMPLOYEE BENEFIT PLANS, CONTINUED


                                             PENSION BENEFITS      POST-RETIREMENT PLAN
                                             1998        1997         1998        1997
                                           --------    --------    --------    ---------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning     $ 42,694    $ 34,583      $   --      $   --
of year
Actual return on plan assets                  4,386       8,762          --          --
Employer contribution                         3,535         381         783         604
Plan participants' contributions               --          --           180         179
Benefits paid                                (3,043)     (1,032)       (963)       (783)
CSX spin-off                                 51,717        --            --          --
                                           --------    --------    --------    ---------
Fair value of plan assets at end of year   $ 99,289    $ 42,694      $   --      $   --
                                           --------    --------    --------    ---------
                                           --------    --------    --------    ---------
FUNDED STATUS:
Funded status                              $ (5,071)   $ 23,603    $(11,692)   $(18,310)
Unrecognized transition liability            (2,193)     (1,424)         --          --
Unrecognized net actuarial loss (gain)       12,740      (3,784)     (6,057)        405
Unrecognized prior service cost              (8,107)      1,025          --        (339)
Net claims during 4th quarter                  --          --           310         125
Cash contributions, 10/1 to 12/31                95        --            --          --
Allocation from CSX                                        (265)         --          --
                                           --------    --------    --------    ---------
Prepaid (accrued) benefit cost             $ (2,536)   $ 19,155    $(17,439)   $(18,119)
                                           --------    --------    --------    ---------
                                           --------    --------    --------    ---------
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION CONSIST OF:
Prepaid benefit cost                       $ 21,490    $ 19,091    $     --    $     --
Accrued benefit liability                   (24,026)       --       (17,439)    (18,119)
Other                                          --            64          --          --
                                           --------    --------    --------    ---------
Net amount recognized                      $ (2,536)   $ 19,155    $(17,439)   $(18,119)
                                           --------    --------    --------    ---------
                                           --------    --------    --------    ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 5.  EMPLOYEE BENEFIT PLANS, CONTINUED

COMPONENTS OF NET PERIODIC BENEFIT COST:



                                               PENSION PLANS                    POST-RETIREMENT PLAN
                                       -------------------------------     -------------------------------
                                         1998       1997        1996        1998        1997        1996
                                       -------     -------     -------     -------     -------     -------

Service cost                           $ 5,177     $   661     $ 3,796     $   558     $   839     $   782

Interest cost                            6,301       1,297       5,279         759       1,373       1,296

Expected return on plan assets          (8,187)     (3,104)     (8,161)       --          --          --

Transition obligation amortization      (1,237)       (475)     (1,237)       --          --          --

Amortization of prior service costs       (738)        144        (699)       (339)       (568)       (319)

Gain/loss Amortization                     113          78         863        --          --          --

CSX Adjustment                            --         1,600        (273)       --          --          --

Recognized net actuarial loss (gain)      --          --          --          (580)         67        --
                                       -------     -------     -------     -------     -------     -------
Net periodic benefit cost              $ 1,429     $   201     $  (432)    $   398     $ 1,711     $ 1,759
                                       -------     -------     -------     -------     -------     -------
                                       -------     -------     -------     -------     -------     -------


WEIGHTED-AVERAGE ASSUMPTIONS
AS OF SEPTEMBER 30
Discount rate                             6.75%       7.50%       7.50%       7.50%       7.50%       7.50%
Expected return on plan assets            9.50%       9.50%       9.50%         NA          NA          NA
Rate of compensation increase             5.00%       5.00%       5.00%         NA          NA          NA




The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 9.0% for 1998-1999, decreasing gradually to a 5.5% trend rate by 2006 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 25, 1998 by $1,290 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 1998 by $169.

ACL also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $1,799, $1,649 and $1,530 in 1998, 1997 and 1996, respectively.

Certain employees are covered by union-sponsored, collectively-bargained, multi-employer defined benefit pension plans. Contributions to such plans, which are based upon union contracts, were approximately $98, $87 and $161 in 1998, 1997 and 1996, respectively.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 6.  LEASE OBLIGATIONS

ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements which expire from 1999 to 2015 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was approximately $42,681 in 1998, $40,585 in 1997, and $35,201 in 1996.

At December 25, 1998, minimum future lease payments under non-cancelable operating leases total $30,063 for 1999, $25,641 for 2000, $18,438 for 2001,
$11,204 for 2002, $9,004 for 2003 and $23,220 thereafter.


NOTE 7.  RELATED PARTIES

Prior to July 1, 1998, ACL was a wholly-owned subsidiary of CSX and participated in the CSX cash management plan. Short-term borrowings from an affiliate of $6,550 at December 26, 1997 reflect the amount due to CSX for participation in the plan. Under this plan, excess cash was advanced to CSX for investment and CSX made cash funds available to its subsidiaries as needed for use in their operations. The subsidiaries were charged for borrowings or compensated for investments based on returns earned by the plan portfolio. Interest income (expense) related to ACL's investment in/borrowings from the plan was $(1,052), $(1,889), and $97 in 1998, 1997 and 1996, respectively.

As of December 26, 1997, ACL had an outstanding loan with a CSX affiliate with a principal balance of $78,400. This loan had a balance of $67,200 at June 30, 1998 and was contributed by CSX in the recapitalization.

ACL maintains insurance coverage which transfers substantially all risk of loss, subject to coverage limits, related to various personal injury and property damage claims, to an insurance company. Prior to July 1, 1998, ACL maintained coverage with an insurance company owned by CSX. Accordingly, loss reserve accruals for such claims are not required, except for minimal per claim deductible amounts. ACL paid premiums of approximately $3,560, $6,350, and $7,215 to a CSX affiliate during 1998, 1997, and 1996, respectively.

Included in Materials, Supplies and Other operating expenses are amounts related to a management service fee charged by CSX of $7,410, $15,024 and $15,228 in 1998, 1997 and 1996, respectively. Also included is $717 in 1998 for charter expense related to a new equipment charter effective July 1, 1998 with a subsidiary of CSX.

ACL also leases certain barges from JEM Transportation, Inc. on a year-to-year basis. An executive officer of ACL is a principal in JEM Transportation, Inc. Charter expense included in Materials, Supplies and Other operating expenses were $347, $489 and $543 in 1998, 1997 and 1996, respectively.

In the third quarter of 1998, ACL recognized non-recurring, non-cash, compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

ACL's restricted investments, long-term debt and long-term note payable to affiliate and fuel hedge agreement are the only financial instruments with a fair value significantly different than their carrying amounts.



                                                         1998                     1997
                                                  ---------------------    ---------------------
                                                  CARRYING     FAIR        CARRYING     FAIR
                                                   AMOUNT      VALUE        AMOUNT      VALUE
                                                  ---------   ---------    ---------   ---------
Assets:

Restricted Investments                            $  25,912   $  26,077    $    --     $    --

Liabilities:

$235 million Term Loan                            $ 234,750   $ 234,750    $    --     $    --

$200 million Term Loan                              199,750     199,750         --          --

$300 million Senior Notes                           300,000     295,567         --          --

Terminal Revenue Facilities Refunding Bonds          24,400      24,400       24,400      27,008

U.S. Government Guaranteed Ship Financing Bonds        --          --         23,830      25,119

Long-Term Note Payable to Affiliate                    --          --         78,400      85,630

Off-balance sheet financial instruments:

Net unrealized loss on fuel hedge agreement       $    --     $  (2,016)   $    --     $    --



The fair values of the Restricted Investments and Senior Notes payable are based on quoted market values. The carrying values of the Term Loans, all of which bear interest at floating rates, approximate their fair values. The fair value of the Terminal Revenue Refunding Bonds and the U.S. Government Guaranteed Ship Financing Bonds have been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

ACL enters into fuel rate swaps, to reduce the effects of fluctuations in fuel prices and does not use them for trading purposes. At December 25, 1998, ACL had a fuel rate swap agreement with a major financial institution. Under this agreement, ACL will pay a fixed price of $.4075 per gallon. Since the agreement qualifies as a hedge and correlates to price movement of fuel, any gains or losses resulting from market changes are recognized as fuel expense. As of December 25, 1998 there were 26,800,000 gallons remaining on the contract. The agreement terminates November 30, 1999. Because of the institution's high credit rating, management believes that this agreement does not present significant credit risk to ACL.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



NOTE 9.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Pursuant to the Recapitalization (see Note 2), CSX contributed to the capital of the Parent $163.3 million of existing debt, including a long-term loan with a principal balance of $67.2 million and short-term borrowings of $96.0 million. Additionally, ACL distributed to CSX $11.8 million of barges and $7.3 million in net assets in certain terminal operations. The National Marine Contribution was financed through the issuance of $5.0 million of membership interests. ACL recorded a pension liability of $23.9 million and a corresponding charge to other capital as a result of the CSX Pension Plan spin-off (See Note 5). In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

Cash interest payments on debt amounted to $ 13,715, $ 3,855 and $ 4,169 in 1998, 1997 and 1996, respectively.

ACL made federal income tax payments to CSX of $12,983 in 1998, $12,765 in 1997 and $28,919 in 1996. ACL made state income tax payments of $1,595 in 1998, $1,807 in 1997 and $2,575 in 1996.


NOTE 10.  CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

One of ACL's electric utility customers is in proceedings under Chapter 11 of the U.S. Bankruptcy Code. ACL believes that as a result of these proceedings, this contract will be restructured by the end of 1999 at reduced rates for a term of at least five years, or the equipment dedicated to this contract may be redeployed into other dry bulk transportation services. The revenue otherwise receivable under such contract or by virtue of redeployment of the equipment could be reduced by up to $12 to $16 million annually.

NOTE 11.  BUSINESS SEGMENTS

ACL has two reportable business segments - barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets as well as external customers.

Management evaluates performance based on segment earnings, which is defined as operating income, before income taxes and excluding the management services fee paid to CSX. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 11.  BUSINESS SEGMENTS, CONTINUED

Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.



                                         REPORTABLE SEGMENTS
                                       ------------------------   ALL OTHER
                                       BARGING     CONSTRUCTION    SEGMENTS       TOTAL
                                       --------    ------------    --------      --------

YEAR ENDED DECEMBER 25, 1998
Revenues  from external customers      $516,422      $ 96,932      $ 25,124      $638,478
Intersegment revenues                      --          15,844         4,741        20,585
Depreciation expense                     39,397         1,837         3,372        44,606
Segment earnings                         52,889         9,073         8,197        70,159
Segment assets                          704,748        65,355        68,427       838,530
Property additions                       42,995         1,958           429        45,382

YEAR ENDED DECEMBER 26, 1997
Revenues  from external customers      $487,106      $100,711      $ 30,416      $618,233
Intersegment revenues                      --          33,263         4,204        37,467
Depreciation expense                     32,982         1,569         4,124        38,675
Segment earnings                         56,832         8,507         8,318        73,657
Segment assets                          537,307        50,907        51,924       640,138
Property additions                       47,827         2,635         1,038        51,500

YEAR ENDED DECEMBER  27, 1996
Revenues  from external customers      $508,435      $ 84,729      $ 28,976      $622,140
Intersegment revenues                      --          33,172         3,397        36,569
Depreciation expense                     30,913           929         4,181        36,023
Segment earnings                        104,298         4,327         7,267       115,892
Segment assets                          548,982        64,692        53,421       667,095
Property additions                       82,667         6,663         1,221        90,551




Financial data for all other segments below the reporting thresholds are attributable to two operating segments - a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 11.  BUSINESS SEGMENTS, CONTINUED

The following is a reconciliation of revenues from external customers and segment earnings to consolidated totals.


                                                1998            1997            1996
                                              ---------       ---------       ---------
REVENUES

Total revenues from external customers        $ 638,478       $ 618,233       $ 622,140
Intersegment revenues                            20,585          37,467          36,569
Elimination of intersegment revenues            (20,585)        (37,467)        (36,569)
                                              ---------       ---------       ---------
Operating revenue                             $ 638,478       $ 618,233       $ 622,140
                                              ---------       ---------       ---------
                                              ---------       ---------       ---------


PROFITS

Total segment earnings                        $  70,159       $  73,657       $ 115,892
Unallocated amounts:
  Management services fee charged by CSX         (7,410)        (15,024)        (15,228)
  Interest expense                              (36,974)         (3,720)         (4,034)
  Interest expense, affiliate - net              (4,007)         (8,752)         (7,746)
  Other, net                                       (587)         (1,930)         (2,726)
                                              ---------       ---------       ---------

Earnings before income taxes                  $  21,181       $  44,231       $  86,158
                                              ---------       ---------       ---------
                                              ---------       ---------       ---------






GEOGRAPHIC INFORMATION



                                 REVENUES                       PROPERTIES - NET
                    -----------------------------------      ----------------------
                     1998          1997           1996         1998          1997
                   --------      --------      --------      --------      --------
United States      $591,080      $582,185      $594,783      $471,911      $406,709
South America        47,398        36,048        27,357        69,504        53,586
                   --------      --------      --------      --------      --------
Total              $638,478      $618,233      $622,140      $541,415      $460,295
                   --------      --------      --------      --------      --------
                   --------      --------      --------      --------      --------




Revenues are attributed to countries based on the location of the service provided. Properties represent the only long lived assets of ACL.

MAJOR CUSTOMER

Revenues from one customer of the barging segment represented approximately 11% in 1998, 11% in 1997, and 12% in 1996 of consolidated revenues.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 12.  QUARTERLY DATA (UNAUDITED)


                                                          1998
                         ----------------------------------------------------------------------
                            1st            2nd            3rd              4th          Total
                         ---------      ---------      ---------       ---------      ---------

Operating Revenue        $ 116,811      $ 150,047      $ 180,601       $ 191,019      $ 638,478
Operating Income             6,008         11,184         10,269          35,288         62,749
Net Earnings (Loss)            682         71,980         (1,589)         14,371         85,444





                                                             1997
                             ----------------------------------------------------------------------
                                1st            2nd            3rd              4th          Total
                             ---------       ---------      ---------      ---------      ---------

Operating Revenue            $ 124,001       $ 151,422      $ 166,611      $ 176,199      $ 618,233
Operating Income (Loss)           (688)         14,239         15,875         29,207         58,633
Net Earnings (Loss)             (2,754)          6,862          8,747         13,089         25,944



                                                1996
                             ----------------------------------------------------------------
                                1st           2nd           3rd          4th           Total
                             --------      --------      --------      --------      --------
Operating Revenue            $131,187      $158,310      $164,056      $168,587      $622,140
Operating Income               15,006        25,541        27,451        32,666       100,664
Net Earnings                    7,966        13,914        16,157        19,388        57,425




ACL's business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. The second quarter 1998 results include a one time tax benefit from the conversion of taxable corporations to limited liability companies. The third and fourth quarters of 1998 reflect ACL's recapitalization and the acquisition of National Marine, both on June 30, 1998. The third quarter of 1998 includes non-recurring, non-cash compensation expense of $8 million related to the recapitalization and payable by CSX to certain executive officers of ACL.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)


NOTE 13.  CHANGES IN ACCOUNTING STANDARDS

In February 1998, the FASB issued Statement No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The Statement supersedes the disclosure requirements in Statements No. 87, "Employer's Accounting for Pensions," No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits", and No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 eliminates certain existing disclosure requirements, but at the same time adds new disclosures. ACL adopted the provisions of this Statement in 1998.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting of comprehensive income. The purpose of reporting comprehensive income is to report all changes in equity of an enterprise that result from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners. Statement No. 130 does not specify a format for the financial statement that portrays the components of comprehensive income but requires that a company display an amount representing total comprehensive income for the periods reported in the financial statement. ACL adopted Statement No. 130 in the first quarter of 1998, but the adoption had no significant impact on its consolidated financial statements.

In December, 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL will adopt SOP 97-3 in the first quarter of 1999; however, the effect of adopting has not yet been determined.

In April 1998, the AICPA issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organizational costs to be expensed as incurred. ACL has historically expensed start-up costs. It will adopt SOP 98-5 in fiscal 1999, and does not anticipate that it will have any significant impact on its consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)



In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, but earlier application is encouraged. ACL has not determined when it will adopt statement No. 133, but expects adoption will not have a significant effect on its consolidated financial statements.

NOTE 14.  GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL, and the Revolving Credit Facility, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for ACL as of December 25, 1998 and December 26, 1997 and for the fiscal years ended December 25, 1998, December 26, 1997 and December 27, 1996.

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      COMBINING STATEMENT OF EARNINGS FOR THE YEAR ENDED DECEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)


                                            SUBSIDIARY         OTHER                        COMBINED
                                            GUARANTORS     SUBSIDIARIES    ELIMINATIONS      TOTALS
                                            ---------      ------------    ------------    ---------
OPERATING REVENUE                           $ 591,080       $  47,398       $    --         $ 638,478

OPERATING EXPENSE
     Materials, Supplies and Other            264,587          25,917            --           290,504
     Labor and Fringe Benefits                158,331           9,249            --           167,580
     Fuel                                      44,199           3,255            --            47,454
     Depreciation and Amortization             41,504           4,833            --            46,337
     Taxes, Other Than Income Taxes            23,691             163            --            23,854
                                            ---------       ---------       ---------       ---------
                                              532,312          43,417            --           575,729
                                            ---------       ---------       ---------       ---------

OPERATING INCOME                               58,768           3,981            --            62,749

OTHER EXPENSE (INCOME)
     Interest Expense                          36,974            --              --            36,974
     Interest Expense, Affiliate - Net          4,007           3,715          (3,715)          4,007
     Other, Net                                (5,220)          2,092           3,715             587
                                            ---------       ---------       ---------       ---------
                                               35,761           5,807            --            41,568
                                            ---------       ---------       ---------       ---------

EARNINGS (LOSS) BEFORE INCOME TAXES            23,007          (1,826)           --            21,181

INCOME TAXES (BENEFIT)                        (67,568)          3,305            --           (64,263)
                                            ---------       ---------       ---------       ---------
NET EARNINGS (LOSS)                         $  90,575       $  (5,131)      $    --         $  85,444
                                            ---------       ---------       ---------       ---------
                                            ---------       ---------       ---------       ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      COMBINING STATEMENT OF EARNINGS FOR THE YEAR ENDED DECEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)


                                            SUBSIDIARY        OTHER                          COMBINED
                                            GUARANTORS    SUBSIDIARIES   ELIMINATIONS         TOTALS
                                            ---------     ------------   ------------       ---------
OPERATING REVENUE                           $ 582,185       $  36,048       $    --         $ 618,233

OPERATING EXPENSE
     Materials, Supplies and Other            270,050          19,344            --           289,394
     Labor and Fringe Benefits                143,844           7,116            --           150,960
     Fuel                                      53,698           3,284            --            56,982
     Depreciation and Amortization             37,809           3,340            --            41,149
     Taxes, Other Than Income Taxes            21,114               1            --            21,115
                                            ---------       ---------       --------        ---------
                                              526,515          33,085            --           559,600
                                            ---------       ---------       --------        ---------

OPERATING INCOME                               55,670           2,963            --            58,633

OTHER EXPENSE (INCOME)
     Interest Expense                           3,720            --              --             3,720
     Interest Expense, Affiliate - Net          8,752           2,026          (2,026)          8,752
     Other, Net                                (3,445)          3,349           2,026           1,930
                                            ---------       ---------       --------        ---------
                                                9,027           5,375            --            14,402
                                            ---------       ---------       --------        ---------

EARNINGS (LOSS) BEFORE INCOME TAXES            46,643          (2,412)           --            44,231

INCOME TAXES                                   16,209           2,078            --            18,287
                                            ---------       ---------       --------        ---------

NET EARNINGS (LOSS)                         $  30,434       $  (4,490)      $    --         $  25,944
                                            ---------       ---------       --------        ---------
                                            ---------       ---------       --------        ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      COMBINING STATEMENT OF EARNINGS FOR THE YEAR ENDED DECEMBER 27, 1996
                             (DOLLARS IN THOUSANDS)

                                          SUBSIDIARY          OTHER                        COMBINED
                                          GUARANTORS      SUBSIDIARIES    ELIMINATIONS      TOTALS
                                        ---------------  ---------------  --------------- ----------


OPERATING REVENUE                          $ 594,783      $  27,357     $    --        $ 622,140


OPERATING EXPENSE
     Materials, Supplies and Other           257,934          9,366          --          267,300
     Labor and Fringe Benefits               134,366          3,975          --          138,341
     Fuel                                     56,550          2,197          --           58,747
     Depreciation and Amortization            36,241          1,240          --           37,481
     Taxes, Other Than Income Taxes           19,607           --            --           19,607
                                           ---------      ---------     -------        ---------
                                             504,698         16,778          --          521,476
                                           ---------      ---------     -------        ---------
                                           ---------      ---------     -------        ---------
OPERATING INCOME                              90,085         10,579          --          100,664

OTHER EXPENSE (INCOME)
     Interest Expense                          4,034           --            --            4,034
     Interest Expense, Affiliate - Net         7,746          1,333      (1,333)           7,746
     Other, Net                                 (878)         2,271       1,333            2,726
                                           ---------      ---------     -------        ---------
                                              10,902          3,604          --           14,506
                                           ---------      ---------     -------        ---------

EARNINGS  BEFORE INCOME TAXES                 79,183          6,975          --           86,158


INCOME TAXES                                  28,095            638          --           28,733


NET EARNINGS                               $  51,088      $   6,337     $    --        $  57,425
                                           ---------      ---------     -------        ---------
                                           ---------      ---------     -------        ---------


                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)



                                                              SUBSIDIARY       OTHER                       COMBINED
                                                              GUARANTORS    SUBSIDIARIES   ELIMINATIONS     TOTALS
                                                             -----------    ------------   ------------   ---------
OPERATING ACTIVITIES
     Net Earnings (Loss)                                     $  90,575      $  (5,131)     $    --        $  85,444

     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided by Operating Activities:
           Depreciation and Amortization                        42,904          4,833           --           47,737
           Deferred Income Taxes                               (70,098)             7           --          (70,091)
           Other Operating Activities                            5,724           (222)          --            5,502
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                               10,941         (1,951)          --            8,990
              Materials and Supplies                           (12,905)           143           --          (12,762)
              Accrued Interest                                  21,619           --             --           21,619
              Other Current Assets                             (17,905)         8,695           --           (9,210)
              Due to Affiliates                                (13,805)          --             --          (13,805)
              Other  Liabilities                                13,202          2,039           --           15,241
                                                               -------        -------          -----        -------
              Net Cash Provided by Operating Activities         70,252          8,413           --           78,665

INVESTING ACTIVITIES
     Property Additions                                        (26,598)       (18,784)          --          (45,382)
     Proceeds from Property Dispositions                         9,526            149           --            9,675
     Purchase of Restricted Investments                        (26,128)          --             --          (26,128)
     Sale of Restricted Investments                                216           --             --              216
     Other Investing Activities                                (12,420)         1,624          9,843           (953)
                                                               -------        -------          -----        -------
              Net Cash Used in Investing Activities            (55,404)       (17,011)         9,843        (62,572)

FINANCING ACTIVITIES
     Recapitalization Distribution                            (695,000)          --             --         (695,000)
     Issuance of Membership Interests                           60,047           --             --           60,047
     Short Term Borrowings                                      32,000           --             --           32,000
     Debt Issued -- Long Term                                  735,000           --             --          735,000
     Financing Costs                                           (27,000)          --             --          (27,000)
     Short Term Payments                                       (32,000)          --             --          (32,000)
     Debt Repaid -- Long Term                                  (99,330)          --             --          (99,330)
     Affiliate Debt Repaid                                     (11,200)        (4,598)         4,598        (11,200)
     Cash Dividends Paid                                        (9,500)        (4,345)         4,345         (9,500)
     Other Financing                                           (10,612)        14,786        (14,786)       (10,612)
     Borrowings from Affiliates                                 83,933          4,000         (4,000)        83,933
                                                               -------        -------          -----        -------
              Net Cash Provided by Financing Activities         26,338          9,843         (9,843)        26,338

Net Increase in Cash and Cash Equivalents                       41,186          1,245           --           42,431
Cash and Cash Equivalents at Beginning of Period                 2,868          4,057           --            6,925
                                                               -------        -------          -----        -------
              Cash and Cash Equivalents at End of Period     $  44,054      $   5,302      $    --        $  49,356
                                                               -------        -------          -----        -------
                                                               -------        -------          -----        -------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)


                                                               SUBSIDIARY        OTHER                     COMBINED
                                                               GUARANTORS    SUBSIDIARIES    ELIMINATIONS   TOTALS
                                                            ---------------- -------------- -------------- ------------

OPERATING ACTIVITIES
     Net Earnings (Loss)                                        $ 30,434      $ (4,490)     $   --        $ 25,944
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided by Operating Activities:
           Depreciation and Amortization                          37,809         3,340          --          41,149
           Deferred Income Taxes                                     103           (13)         --              90
           Other Operating Activities                              1,918         1,298                       3,216
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                  5,952         4,866          --          10,818
              Materials and Supplies                              14,248          (186)         --          14,062
              Accrued Interest                                     (135)          --            --            (135)
              Other Current Assets                                (5,820)          663          --          (5,157)
              Due to Affiliates                                     (844)         --            --            (844)
              Other  Liabilities                                 (35,790)       (1,284)         --         (37,074)
                                                                 -------        ------       -------        -------
              Net Cash Provided by Operating Activities           47,875         4,194          --          52,069


INVESTING ACTIVITIES
     Property Additions                                          (26,114)      (25,386)         --         (51,500)
     Proceeds from Property Dispositions                           3,452           (41)         --           3,411
     Restricted Investments                                         --            --            --            --
     Other Investing Activities                                  (21,435)       (1,228)       21,452        (1,211)
                                                                 -------        ------       -------        -------
              Net Cash Used in Investing Activities              (44,097)      (26,655)       21,452       (49,300)

FINANCING ACTIVITIES
     Recapitalization Distribution                                  --            --            --            --
     Issuance of Membership Interests                               --            --            --            --
     Debt Issued                                                    --            --            --            --
     Financing Costs                                                --            --            --            --
     Long--Term Debt Repaid                                       (4,484)         --                        (4,484)
     Affiliate Debt Repaid                                       (11,200)       (4,000)        4,000       (11,200)
     Cash Dividends Paid                                         (19,000)       (2,370)        2,370       (19,000)
     Other Financing Activities                                    8,006         3,838        (3,838)        8,006
     Borrowings from Affiliates                                    6,550        23,984       (23,984)        6,550
                                                                 -------        ------       -------        -------
        Net Cash Provided by (Used in) Financing Activities      (20,128)       21,452       (21,452)      (20,128)

Net Decrease in Cash and Cash Equivalents                        (16,350)       (1,009)         --         (17,359)
Cash and Cash Equivalents at Beginning of Period                  19,218         5,066          --          24,284
                                                                 -------        ------       -------        -------
              Cash and Cash Equivalents at End of Period        $  2,868      $  4,057      $   --        $  6,925
                                                                 -------        ------       -------        -------
                                                                 -------        ------       -------        -------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 27, 1996
                             (DOLLARS IN THOUSANDS)


                                                                     SUBSIDIARY        OTHER                       COMBINED
                                                                     GUARANTORS    SUBSIDIARIES   ELIMINATIONS      TOTALS
                                                                     ----------    ------------   ------------     ---------

OPERATING ACTIVITIES
     Net Earnings                                                     $  51,088      $   6,337      $    --        $  57,425
     Adjustments to Reconcile Net Earnings
        to Net Cash Provided by Operating Activities:
           Depreciation and Amortization                                 36,241          1,240           --           37,481
           Deferred Income Taxes                                           (800)             6           --             (794)
           Other Operating Activities                                       (10)         1,536                         1,526
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                        (6,127)        (6,921)          --          (13,048)
              Materials and Supplies                                      8,206         (1,905)          --            6,301
              Accrued Interest                                             (135)          --                            (135)
              Other Current Assets                                          180           (453)          --             (273)
              Due to Affiliates                                            (903)          --             --             (903)
              Other Liabilities                                          23,080          2,960           --           26,040
                                                                        -------        -------         ------        -------
              Net Cash Provided by Operating Activities                 110,820          2,800           --          113,620

INVESTING ACTIVITIES
     Property Additions                                                 (59,472)       (31,079)          --          (90,551)
     Proceeds from Property Dispositions                                  1,054           --             --            1,054
     Restricted Investments                                                --             --             --             --
     Other Investing Activities                                         (36,626)           913         31,555         (4,158)
                                                                        -------        -------         ------        -------
              Net Cash Used in Investing Activities                     (95,044)       (30,166)        31,555        (93,655)



FINANCING ACTIVITIES
     Recapitalization Distribution                                         --             --             --             --
     Issuance of Membership Interests                                      --             --             --             --
     Debt Issued                                                           --             --             --             --
     Financing Costs                                                       --             --             --             --
     Long-Term Debt Repaid                                               (4,484)          --                          (4,484)
     Affiliate Debt Repaid                                              (11,200)        (3,945)         3,945        (11,200)
     Cash Dividends Paid                                                (36,800)        (2,765)         2,765        (36,800)
     Other Financing Activities                                            --           17,638        (17,638)          --
     Borrowings from Affiliates                                            --           20,627        (20,627)          --
                                                                        -------        -------         ------        -------
              Net Cash Provided by (Used in) Financing Activities       (52,484)        31,555        (31,555)       (52,484)

Net Increase (Decrease) in Cash and Cash Equivalents                    (36,708)         4,189           --          (32,519)
Cash and Cash Equivalents at Beginning of Period                         55,926            877           --           56,803

                                                                        -------        -------         ------        -------
              Cash and Cash Equivalents at End of Period              $  19,218      $   5,066      $    --        $  24,284
                                                                        -------        -------         ------        -------
                                                                        -------        -------         ------        -------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)



                                            SUBSIDIARY            OTHER                     COMBINED
                                            GUARANTORS        SUBSIDIARIES   ELIMINATIONS    TOTALS
                                         ---------------- ----------------- -------------- -------------

                           ASSETS
CURRENT ASSETS

   Cash and Cash Equivalents                 $  44,054      $   5,302      $    --        $  49,356
   Accounts Receivable -- Net                   78,390         10,166           --           88,556
   Materials and Supplies                       36,589          2,465           --           39,054
   Deferred Income Taxes                          --             --             --             --
   Other Current Assets                         30,767         (7,891)        (2,914)        19,962
                                             ---------      ---------      ---------      ---------
      Total Current Assets                     189,800         10,042         (2,914)       196,928
PROPERTIES -- NET                              471,911         69,504           --          541,415
RESTRICTED INVESTMENTS                          25,912           --             --           25,912
NET PENSION ASSET                               21,490           --             --           21,490
OTHER ASSETS                                   109,157         18,933        (75,305)        52,785
                                             ---------      ---------      ---------      ---------
        TOTAL ASSETS                         $ 818,270      $  98,479      $ (78,219)     $ 838,530
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

                                   LIABILITIES

CURRENT LIABILITIES
   Accounts Payable                          $  37,602      $   2,221      $    --        $  39,823
   Accrued Payroll and Fringe Benefits          23,149             17           --           23,166
   Due to Affiliates                              --            2,914         (2,914)          --
   Short Term Borrowings from Affiliate           --             --             --             --
   Deferred Revenue                              9,459           --             --            9,459
   Accrued Claims and Insurance Premiums        14,661           --             --           14,661
   Accrued Interest                             22,523           --             --           22,523
   Current Portion of Long--Term Debt            2,500           --             --            2,500
   Other Current Liabilities                    39,364          7,745           --           47,109
                                             ---------      ---------      ---------      ---------
      Total Current Liabilities                149,258         12,897         (2,914)       159,241
LONG--TERM NOTE PAYABLE TO AFFILIATE              --           41,286        (41,286)          --
DEFERRED INCOME TAXES                               16            (16)          --             --
LONG--TERM DEBT                                756,400           --             --          756,400
PENSION LIABILITY                               19,347           --             --           19,347
OTHER LONG--TERM LIABILITIES                    23,644         10,293           --           33,937
                                             ---------      ---------      ---------      ---------
                                               948,665         64,460        (44,200)       968,925
                                             ---------      ---------      ---------      ---------

                                MEMBER'S DEFICIT

Member's Interest                              220,047           --             --          220,047
Other Capital                                  161,051         44,777        (44,777)       161,051
Deficit                                       (511,493)       (10,758)        10,758       (511,493)
                                             ---------      ---------      ---------      ---------
 Total Member's Deficit                       (130,395)        34,019        (34,019)      (130,395)
                                             ---------      ---------      ---------      ---------
 Total Liabilities and Member's Deficit      $ 818,270      $  98,479      $ (78,219)     $ 838,530
                                             ---------      ---------      ---------      ---------
                                             ---------      ---------      ---------      ---------

                AMERICAN COMMERCIAL LINES LLC
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 26, 1997
                   (DOLLARS IN THOUSANDS)



                                                         SUBSIDIARY     OTHER                     COMBINED
                                                         GUARANTORS  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                                         ----------  ------------  ------------   --------

                           ASSETS

  CURRENT ASSETS

     Cash and Cash Equivalents                         $   2,868     $   4,057      $    --        $   6,925
     Accounts Receivable -- Net                           69,234         8,215           --           77,449
     Materials and Supplies                               30,918         2,608           --           33,526
     Deferred Income Taxes                                 1,371             7           --            1,378
     Other Current Assets                                 13,383           804         (4,020)        10,167
                                                       ---------     ---------      ---------      ---------
        Total Current Assets                             117,774        15,691         (4,020)       129,445
  PROPERTIES-NET                                         406,709        53,586           --          460,295
  NET PENSION ASSET                                       19,091          --             --           19,091
  OTHER ASSETS                                            80,611        20,183        (69,487)        31,307
                                                       ---------     ---------      ---------      ---------

        TOTAL ASSETS                                   $ 624,185     $  89,460      $ (73,507)     $ 640,138
                                                       ---------     ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------


                        LIABILITIES

  CURRENT LIABILITIES
     Accounts Payable                                  $  18,357     $   3,363           --        $  21,720
     Accrued Payroll and Fringe Benefits                  16,016           115           --           16,131
     Due to Affiliates                                    27,562         4,057         (4,020)        27,599
     Short Term Borrowings from Affiliate                  6,550          --             --            6,550
     Deferred Revenue                                      7,894          --             --            7,894
     Accrued Claims and Insurance Premiums                 6,620          --             --            6,620
     Accrued Interest                                        904          --             --              904
     Current Portion of Long-Term Debt                     4,484          --             --            4,484
     Other Current Liabilities                            23,868         6,230           --           30,098
                                                       ---------     ---------      ---------      ---------
        Total Current Liabilities                        112,255        13,765         (4,020)       122,000
  LONG-TERM NOTE PAYABLE TO AFFILIATE                     67,200        29,722        (29,722)        67,200
  DEFERRED INCOME TAXES                                   71,318           (16)          --           71,302
  LONG-TERM DEBT                                          43,746          --             --           43,746
  OTHER LONG-TERM LIABILITIES                             30,165         6,224           --           36,389
                                                       ---------     ---------      ---------      ---------
                                                         324,684        49,695        (33,742)       340,637
                                                       ---------     ---------      ---------      ---------


                        SHAREHOLDER'S EQUITY
  Common Stock                                             6,006            36            (36)         6,006
  Other Capital                                          165,164        40,453        (40,453)       165,164
  Retained Earnings (Deficit)                            128,331          (724)           724        128,331
                                                       ---------     ---------      ---------      ---------
        Total Shareholder's Equity                       299,501        39,765        (39,765)       299,501
                                                       ---------     ---------      ---------      ---------
        Total Liabilities and Shareholder's Equity     $ 624,185     $  89,460      $ (73,507)     $ 640,138
                                                       ---------     ---------      ---------      ---------
                                                       ---------     ---------      ---------      ---------


                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Managers
American Commercial Lines LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the consolidated financial position of American Commercial Lines LLC at December 25, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the consolidated financial statement schedule for the year ended December 25, 1998 listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects the information set forth therein when read in conjunction with the related consolidated financial statements. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP



Louisville, Kentucky
March 24, 1999

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Managers
of American Commercial Lines LLC

We have audited the accompanying consolidated statements of financial position of American Commercial Lines LLC (formerly American Commercial Lines, Inc.) and subsidiaries as of December 26, 1997, and the related consolidated statements of earnings, cash flows and Member's deficit/stockholder's equity for each of the two fiscal years in the period ended December 26, 1997. Our audits also included the financial statement schedule listed in the index as Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines LLC and subsidiaries at December 26, 1997, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Ernst & Young LLP
Louisville, Kentucky
January 30, 1998

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                                 Balance at          Charges         Other        Writeoffs      Balance at End of
                                 Beginning of        to Expense                                  Period
                                 Period
------------------------------------------------------------------------------------------------------------------
1998:
Allowance for uncollectible         $1,254           $1,055           $631(1)      $(605)        $2,335
  accounts
Valuation allowance for             $1,715           $2,471                                      $4,186
  foreign net operating loss
  carryforwards

1997:
Allowance for uncollectible         $1,496           $288                          $(530)        $1,254
  accounts
Valuation allowance for             $  429           $1,286                                      $1,715
  foreign net operating loss
  carryforwards

1996:
Allowance for uncollectible         $1,487           $169                          $(160)        $1,496
  accounts
Valuation allowance for                $36           $393                                        $ 429
  foreign net operating loss
  carryforwards




(1) Purchase of National Marine

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with accountants during 1997 or 1998.

Pursuant to the Recapitalization, the independent accounting firm of Ernst & Young LLP was replaced as ACL's principal accountant. None of the financial statements prepared by Ernst & Young LLP in the past two years contained an adverse opinion or disclaimer of opinion, and none of Ernst & Young LLP's reports on ACL's financial statements was qualified or modified as to uncertainty, audit scope or accounting principles. During ACL's two most recent fiscal years there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. Ernst & Young LLP did not advise ACL: (i) that internal controls necessary to develop reliable financial statements were absent; (ii) that it could no longer rely on management's representations or that it was unwilling to be associated with the financial statements prepared by management; (iii) that it needed to expand the scope of its audit or that it obtained information that might have materially impacted the fairness or reliability of a previously issued audit report or underlying financial statements or caused it to be unwilling to rely on management's representations or be associated with ACL's financial statements, and because of its dismissal did not expand the scope of its audit; or (iv) that information that it concluded materially impacts the fairness or reliability of a previously issued audit report or underlying financial statement which, due to its dismissal, was not resolved to its satisfaction prior to dismissal.

Following the Recapitalization, Ernst & Young LLP was replaced by the independent accounting firm of PricewaterhouseCoopers LLP as ACL's principal accountant. The decision to replace Ernst & Young LLP with PricewaterhouseCoopers LLP was approved by the Board of Managers of the Parent. ACL did not consult with PricewaterhouseCoopers LLP regarding the application of accounting principles to a specified transaction or as to any disagreement during its previous two fiscal years.

PricewaterhouseCoopers LLP has reviewed the disclosures in this Item 9 and concurs with the statements regarding PricewaterhouseCoopers LLP. ACL has also provided Ernst & Young LLP with a copy of the disclosures made herein and Ernst & Young LLP has furnished a letter to the Securities and Exchange Commission agreeing with the statements made in this disclosure. A copy of this letter is attached as Exhibit 16.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

EXECUTIVE OFFICERS OF THE PARENT AND ACL; BOARD OF MANAGERS OF THE PARENT

The Executive Officers of ACL and the Parent are:


                               EXECUTIVE OFFICERS

                      NAME                          AGE                POSITION
                      ----                          ---                --------
Michael C. Hagan ................................... 52            President and Chief Executive Officer
Paul S. Besson  .................................... 45            Sr. Vice President-Human Resources
Robert W. Greene III  .............................. 59            President-Jeffboat and American
                                                                     Commercial Terminals
Michael A. Khouri  ................................. 49            Sr. Vice President-Corporate Services
Daniel J. Marquitz ................................. 56            Sr. Vice President-Marketing and
                                                                     Distribution Services
Martin K. Pepper  .................................. 45            Sr. Vice President-International
William N. Whitlock ................................ 57            Sr. Vice President-Transportation Services
James J. Wolff ..................................... 41            Sr. Vice President-Finance/Administration
                                                                     and Chief Financial Officer



The members of the Board of Managers of the Parent (the "Board of Managers") are as follows.

                         BOARD OF MANAGERS OF THE PARENT

                      NAME                               AGE   POSITION
                      ----                               ---   --------
David Wagstaff III ....................................   60   Chairman
Steven A. Anderson ....................................   51   Member
Mark G. Aron ..........................................   56   Member
David H. Baggs ........................................   39   Member
Ellen M. Fitzsimmons ..................................   38   Member
Paul R. Goodwin .......................................   56   Member
Ernest A. Haberli .....................................   50   Member
Michael C. Hagan ......................................   52   Member
Richard E. Mayberry, Jr ...............................   46   Member
David F. Thomas .......................................   49   Member



MICHAEL C. HAGAN is President and Chief Executive Officer and joined ACL in 1970. He has served as President and Chief Executive Officer since 1991. Prior to that, he held a series of positions of increasing responsibility with ACL and CSX.

PAUL S. BESSON joined ACL in November 1998 as Senior Vice President - Human Resources. Prior to joining ACL, he was most recently Director, Talent Negotiations and Labor Relations with the National Broadcasting Company, Inc. ("NBC"), a wholly-owned subsidiary of General Electric Company, and earlier held several other human resource positions at NBC since 1984.

ROBERT W. GREENE III serves as President of Jeffboat and ACT. Mr. Greene began his career with ACL in 1968. In 1980 he was named President of Jeffboat and was appointed President-Chief Operating Officer of American Commercial Marine Service Company (now ACT) in 1986.

MICHAEL A. KHOURI was named Senior Vice President - Corporate Services in August 1998. He had served as Senior Vice President and General Counsel since 1990. He has served as chief legal officer since 1988. Prior to joining ACL in 1979, he worked at the Crounse Corporation.

DANIEL J. MARQUITZ serves as Senior Vice President - Marketing and Distribution Services. Mr. Marquitz joined ACL as chief sales and marketing officer in 1992 after serving with several commodity and transportation companies. From 1987 until he came to ACL, he was the President of The Valley Line Company--Sequa Corporation.

MARTIN K. PEPPER was appointed Senior Vice President - International Business Development in August 1998. Prior to joining ACL in 1997 as vice president for fleet maintenance, he served for sixteen years as an operations officer with Canal Barge Line and served in sales and marketing for Tidewater Barge Line from 1990 to 1997.

WILLIAM N. WHITLOCK is Senior Vice President - Transportation Services. Prior to joining ACL in 1979 Mr. Whitlock devoted fifteen years of his career to the U.S. Army Corps of Engineers in positions of increasing authority. He has served as ACL's chief transportation officer since 1982.

JAMES J. WOLFF serves as Senior Vice President - Finance/Administration and Chief Financial Officer. Mr. Wolff was with Texas Gas Exploration, a former CSX subsidiary, from 1979 to 1986. In 1986, he joined CSX and transferred to ACL in 1992 as Senior Vice President-Finance. He was appointed chief of international business development in 1996 and returned to the CFO position in August 1998.

DAVID WAGSTAFF III has served as President and Chief Executive Officer of Vectura since 1993. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp. He is currently a director of Great Lakes Dredge and Dock Company and a number of private companies.

STEVEN A. ANDERSON has served as President and Chief Executive Officer of Hancor, Inc., a manufacturer of plastic drainage pipes, and has served as a turnaround consultant to various Citicorp Venture Capital, Ltd. portfolio companies since 1993. Prior to that, he served as a Director, Credit Officer in the Capital Markets and Treasury Group for Swiss Bank Corporation from 1992 to 1993. He has also served as Vice President for the North America Business Risk Review and as Vice President for the Investment Banking Group of Citibank, N.A. from 1990 to 1992 and from 1974 to 1986, respectively. From 1986 to 1990, Mr. Anderson served as Corporate Vice President responsible for the Fixed Income Credit Department in Drexel, Burnham and Lambert's London office. He is currently a director of National Machinery Company.

MARK G. ARON is Executive Vice President-Law and Public Affairs for CSX. He has served in various executive positions with CSX since 1981.

DAVID H. BAGGS has served as Assistant Vice President-Corporate Strategy since August 1994. He has held various finance and planning positions with CSX since 1985.

ELLEN M. FITZSIMMONS has been General Counsel-Corporate of CSX since September 1997. She has served in various legal positions with CSX since 1991.

PAUL R. GOODWIN has been Executive Vice President-Finance and Chief Financial Officer of CSX since April 1995. From February to April, 1995, he was Executive Vice President, Finance & Administration of CSX's principal subsidiary, CSX Transportation, Inc. ("CSXT"), which provides rail transportation services. Prior thereto he served as Senior Vice President - Finance of CSXT since 1991.

ERNEST A. HABERLI has been Executive Vice President and Chief Financial Officer of Fort James Corporation since the 1997 merger of Fort Howard Corporation and James River Corporation. Prior to the merger, he was Senior Vice

President, Strategy, for James River, since 1996. From 1990 to 1995, he served as President of Pet International. He also held various executive positions in strategic planning and development and international business management with Kraft General Foods, Kraft International and Kraft, Inc. since 1985. He is currently a director of Fort James Corporation.

RICHARD E. MAYBERRY, JR. has been a Managing Director of Citicorp Capital Investors, Ltd. for over five years. Mr. Mayberry is currently a director of Brunner Mond Group plc and a number of private companies.

DAVID F. THOMAS has been President of 399 Venture Partners, Inc. since December 1994. In addition, Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd., an affiliate of 399 Venture Partners, Inc., for over five years. Mr. Thomas is currently a director of Lifestyles Furnishings International Ltd., Galey & Lord, Inc., Anvil Knitwear, Inc., Stage Stores, Inc., Neenah Foundry Company, Plainwell, Inc. and a number of private companies.

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to ACL or its predecessor for 1998 and 1997 of those persons who served as (i) the chief executive officer during 1998 and (ii) the other four most highly compensated executive officers of ACL or its predecessor for 1998 (collectively, the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE




                                  ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                  -------------------                       ----------------------
                                                               OTHER        AWARDS
                                                               ANNUAL       SECURITIES     PAYOUTS
NAME AND PRINCIPAL                                             COMPEN-      UNDERLYING     LTIP PLAN        ALL OTHER COMPEN-
POSITION                  YEAR      SALARY     BONUS (1)       SATION(2)    OPTIONS (3)    PAYOUTS (4)      SATION (5)
------------------        ----    --------     ----------      ---------    -----------    -----------      -----------------
Michael C. Hagan          1998    $315,000     $649,872(6)       $7,580      20,000       $112,664           $35,085
  President and CEO       1997     300,000          0             7,190      20,000        347,625            19,863

Daniel J. Marquitz        1998    $203,125     $407,459          $5,594      11,000          N/A             $23,086
  Sr. Vice President -    1997     187,000          0             5,935      11,000       $138,181             4,624
  Marketing and
  Distribution

William N. Whitlock       1998    $161,000     $332,157          $5,117       9,000          N/A             $ 9,150
  Sr. Vice President -    1997     152,000          0             5,097       9,000       $114,137             8,262
  Transportation

Michael A. Khouri         1998    $145,400     $293,164          $9,010       8,500          N/A             $ 1,546
  Sr. Vice President -    1997     132,600          0             8,340       7,700       $ 80,823             1,446
  Corporate Services

James J. Wolff            1998    $144,000     $285,737          $8,340       8,700          N/A             $ 1,757
  Sr. Vice President -    1997     132,000          0             7,816       8,000       $ 87,486             1,514
  Finance and CFO




(1) 1998 Bonus amounts consist entirely of bonus payments made by CSX in connection with the Recapitalization. CSX will pay an additional amount up to the same amount in July 1999. The Named Executive Officers did not earn bonuses for 1997. However, bonuses were paid in 1997 that were earned in 1996 in the following amounts: Mr. Hagan - $225,000; Mr. Marquitz -$130,000; Mr. Whitlock - $90,000; Mr. Wolff - $70,000; and Mr. Khouri
    -$70,000. These persons are eligible to receive bonuses for 1998 performance under ACL's employee bonus program, the amounts of which have not yet been determined.

(2) Consists of automobile payments and medical examinations.

(3) Represents options to acquire CSX Shares granted during 1998 and 1997.

(4) Long-term incentive plan payouts ("LTIP Plan Payouts") for 1998 represent the fair market value of $40.9688 per share of performance shares awarded for the 1996-1998 performance cycle on February 10, 1999, pursuant to the CSX 1987 Long-Term Performance Stock Plan. Mr. Hagan was the only ACL Named Executive Officer eligible to participate in 1998 LTIP Plan Payouts. LTIP Plan Payouts were paid in 1997 that were earned in 1996 in the following amounts: Mr. Hagan - $304,854; Mr. Marquitz - $130,487; Mr. Whitlock - $110,856; Mr. Khouri -
    $76,214; and Mr. Wolff - $86,916.

(5) Amounts shown do not include payments made in 1998 pursuant to a settlement agreement with CSX whereby each Named Executive Officer accepted a cash payment in return for relinquishing his rights under the CSX Stock Purchase and Loan Plan. On a pre-tax basis, those amounts were: for Mr. Hagan, $1,516,916; for Mr. Marquitz, $784,234; for Mr. Whitlock, $679,223; for Mr.
    Khouri, $422,954; and for Mr. Wolff, $534,963. Amounts shown include the above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan and Mr. Whitlock. For 1998, those amounts were $16,359 for Mr. Hagan and $4,552 for Mr. Whitlock. Amounts shown also include life insurance premium payments made on behalf of the Named Executive Officers in the following amounts for 1998: for Mr. Hagan, $6,062; for Mr. Marquitz, $5,758; for Mr. Whitlock, $4,598; for Mr. Khouri, $1,546; and for Mr. Wolff, $1,757. Amounts shown also include matching contributions made by ACL in 1998 in conjunction with deferrals of salary or bonuses to a supplementary savings plan on behalf of Mr. Hagan of $12,644, and Mr. Marquitz of $17,328.

(6) Pursuant to an employment agreement with CSX, the Recapitalization triggered certain payment obligations by CSX to Mr. Hagan aggregating approximately $3.75 million.

The following table sets forth option grants to the Named Executive Officers for fiscal 1998:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                       INDIVIDUAL GRANTS                                             GRANT DATE VALUE
                               --------------------------------                                      ----------------
                               NUMBER OF
                                SECURITIES     PERCENT OF TOTAL
                               UNDERLYING       OPTIONS GRANTED
                                 OPTIONS         TO EMPLOYEES IN         EXERCISE      EXPIRA-        GRANT DATE
NAME                           GRANTED (1)       FISCAL YEAR (2)           PRICE      TION DATE      PRESENT VALUE(3)
-------------------            -----------     -----------------         --------     ---------      ----------------
Michael C. Hagan                 20,000               1.45%              $52.6563      4/27/08         $252,000
Daniel J. Marquitz               11,000               0.8%               $52.6563      4/27/08         $138,600
William N. Whitlock               9,000               0.7%               $52.6563      4/27/08         $113,400
Michael A. Khouri                 8,500               0.6%               $52.6563      4/27/08         $107,100
James J. Wolff                    8,700               0.6%               $52.6563      4/27/08         $109,620



(1) Represents options to acquire CSX Shares granted April 28, 1998. Under the terms of the CSX 1987 Long-Term Performance Stock Plan, such grant amounts were prorated for the period April 28, 1998 through June 30, 1998 in connection with the Recapitalization. As a result of the proration each of the Named Executive Officers had cancellations of options in the following amounts: for Mr. Hagan, 16,667 shares; for Mr. Marquitz, 9,167 shares; for Mr. Whitlock, 7,500 shares; for Mr. Khouri, 7,084 shares, and for Mr. Wolff, 7,251 shares. In addition, the option expiration dates for Mr. Hagan, Mr. Khouri and Mr. Wolff were changed to June 30, 2001.

(2) Represents percent of total options granted by CSX to its and its subsidiaries' employees.

(3) Grant date value has been determined using the Black-Scholes pricing model.

The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 1998:

                          FISCAL YEAR END OPTION VALUES

                                                                             NUMBER OF           VALUE OF
                                                                             SECURITIES          UNEXERCISED
                                                                             UNDERLYING          IN-THE-MONEY
                                                                             UNEXERCISED         OPTIONS AT FISCAL
                                                                             OPTIONS AT FISCAL   YEAR-END (1)
                                          SHARES ACQUIRED        VALUE       YEAR-END            EXERCISABLE/
NAME                                       ON EXERCISE          REALIZED     EXERCISABLE/        UNEXERCISABLE (2)
                                                                             UNEXERCISABLE
-------------------                       ---------------      ----------    -----------------   -----------------
Michael C. Hagan                            18,440             $704,465      105,168/23,331          $574,905/0
Daniel J. Marquitz                                                            44,534/12,699          $ 95,927/0
William N. Whitlock                                                           45,400/10,500          $165,264/0
Michael A. Khouri                            1,260             $ 36,658       42,454/8,782           $299,614/0
James J. Wolff                                                                28,600/9,181           $ 54,860/0



(1) Represents options to purchase CSX Shares.

(2) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $41.1563, the mean value of CSX Shares on December 24, 1998.

Each of the Named Executive Officers and certain other management employees of ACL are beneficiaries of a severance pay plan of ACL (the "Severance Plan") pursuant to which those employees under certain circumstances will receive either one year or two years' of base salary, bonus and benefits upon their termination of employment with ACL. This plan by its terms will remain in effect until April 17, 2000. ACL also has a salary continuation plan (the "Salary Continuation Plan") whereby supplemental retirement benefits are paid as a function of final pay, some of which are paid in lieu of a former life insurance benefit.

Prior to the Recapitalization, the Named Executive Officers, and other eligible employees, were beneficiaries of certain benefit plans established by CSX. ACL intends to continue these benefit plans, which consist of (i) a special retirement plan (the "Special Retirement Plan") whereby certain employees have certain additional compensation covered, and can obtain past or extra service credits for purposes of the qualified pension plan described below in the "Pension Plan Table;" and (ii) a supplementary savings plan (the "Supplementary Savings Plan") which permits deferrals of excess compensation not allowed by the U.S. Internal Revenue Service and a portion of salary and bonus payments and matching contributions for those deferrals.

Mr. Marquitz has entered into an employment agreement with ACL which provides for an annual base salary of $220,000, a fixed annual bonus of $300,000 for each of 1999 and 2000, and an opportunity for a performance based bonus.

PENSION PLANS

The pension plan table provided below sets forth estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups.

                             PENSION PLAN TABLE (1)

FIVE CONSECUTIVE YEAR                      YEARS OF SERVICE
AVERAGE COMPENSATION      15        20             25        30        35
---------------------     --        --             --        --        --
$     125,000          $28,125    $37,500       $46,875   $56,250    $65,625
      150,000           33,750     45,000        56,250    67,500     78,750
      175,000           39,375     52,500        65,625    78,750     91,875
      200,000           45,000     60,000        75,000    90,000    105,000
      225,000           50,625     67,500        84,375   101,250    118,125
      250,000           56,250     75,000        93,750   112,500    131,250
      275,000           61,875     82,500       103,125   123,750    144,375
      300,000           67,500     90,000       112,500   135,000    157,500
      325,000           73,125     97,500       121,875   146,250    170,625
      350,000           78,750    105,000       131,250   157,500    183,750
      375,000           84,375    112,500       140,625   168,750    196,875
      400,000           90,000    120,000       150,000   180,000    210,000
      425,000           95,625    127,500       159,375   191,250    223,125
      450,000          101,250    135,000       168,750   202,500    236,250
      475,000          106,875    142,500       178,125   213,750    249,375
      500,000          112,500    150,000       187,500   225,000    262,500




(1) Retirement benefits from ACL's funded and unfunded non-contributory pension plans are based on both length of service and compensation. The compensation covered by the pension plans is compensation paid by ACL to a participant on a regular monthly or annual salary basis, including bonuses or similar awards for personal services rendered in a position that is not under the scope of a labor agreement. Compensation items listed in the Summary Compensation Table covered by the pension plans are base salary and bonus. In the case of employees who elect to receive their bonus in stock, the amount of the bonus for pension plan computations is the cash value of the bonus prior to addition of the premium for receipt of bonus in stock. The benefits are computed at the time of retirement under a defined benefit formula based on years of service and average salary and bonus for the highest 60 consecutive months of service, computed without regard to additional payments in stock. The pension plans provide for normal retirement at age 65 and, subject to certain eligibility requirements, early retirement beginning at age 55 is permitted with reduced pension payments.

    The above table sets forth the estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups. The normal form of the benefit is a straight-life annuity. As of April 1, 1999, the individuals named in the Summary Compensation Table had the following credited years of service: Mr. Hagan, 28.64 years; Mr. Marquitz, 6.86 years; Mr. Whitlock,
    19.88 years; Mr. Khouri, 19.65 years; and Mr. Wolff, 19.57 years.

    The U.S. Internal Revenue Code imposes certain limitations on compensation and benefits payable from tax-qualified pension plans. Pension amounts in excess of such limitations are payable from the non-qualified pension plan, which is not funded.

BENEFIT PLANS

ACL maintains various qualified and non-qualified benefit plans for its employees. All salaried, full time employees are covered or will be covered by an ERISA qualified defined benefit retirement plan and are eligible to participate in a 401(k) savings plan that includes a partial company match feature. Hourly employees with certain of ACL's subsidiaries have separate ERISA qualified defined benefit plans and are eligible to participate in separate 401(k) savings plans.

ACL maintains a self-insured general welfare health plan for employees. The plan has appropriate levels of employee deductible, and maximum benefit levels. Employees may elect to participate in certain approved HMO plans in lieu of ACL sponsored plan.

ACL has provided to certain members of management various non-qualified benefit and deferred compensation plans. These plans include deferred salary plans, deferred bonus plans, salary continuation with whole life plans and, prior to the Recapitalization, participation in certain CSX stock bonus plans, stock option plans and stock purchase/loan plans.

ACL reserves the right to add, amend, change, tie off and/or terminate any or all qualified or non-qualified benefit plans at any time and to alter, amend, add to and/or restrict employee participation to the extent permitted by applicable federal or state law or regulation.

COMPENSATION OF BOARD OF MANAGERS

ACL will reimburse members of the Board of Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, ACL may compensate members of the Board of Managers for services provided in such capacity. Mr. Wagstaff received a salary from ACL for duties performed as an employee during 1998.

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERSHIP AND MANAGEMENT.


SECURITY OWNERSHIP

The Parent owns all of the outstanding equity interests of ACL. The following table sets forth certain information regarding the approximate beneficial ownership of the Parent's equity interests at year end held by (i) each person (other than members of the Board of Managers and executive officers of ACL) known to ACL to on more than 5% of the outstanding membership interests of the Parent and (ii) members of the Board of Managers of ACL (giving effect to membership interests beneficially owned by Management Investors).



                       NUMBER OF    PERCENTAGE OF  NUMBER OF    PERCENTAGE OF NUMBER OF   PERCENTAGE OF  NUMBER OF    PERCENTAGE OF
                       NON-VOTING   NON-VOTING     NON-VOTING   NON-VOTING    NON-VOTING  NON-VOTING     NON-VOTING   NON-VOTING
                       SENIOR       SENIOR         JUNIOR       JUNIOR        SENIOR      SENIOR         JUNIOR       JUNIOR
                       PREFERRED    PREFERRED      PREFERRED    PREFERRED     COMMON      COMMON         COMMON       COMMON
NAME AND ADDRESS OF    MEMBERSHIP   MEMBERSHIP     MEMBERSHIP   MEMBERSHIP    MEMBERSHIP  MEMBERSHIP     MEMBERSHIP   MEMBERSHIP
BENEFICIAL OWNER       INTERESTS    INTERESTS      INTERESTS    INTERESTS     INTERESTS   INTERESTS      INTERESTS    INTERESTS
-------------------    ----------   ----------     ----------   ------------  ----------  -------------  ----------   -------------
Vectura Group LLC          ---         ---         5,945,455       59.1%         ---         ---          52,967        55.9%
National Marine LLC        ---         ---           150,000        1.5%        338,909      100.0%       10,770        11.4%
CSX Corporation        11,500,000     100.0%       3,965,636       39.4%         ---         ---          30,963        32.7%
Management Investors       ---         ---           ---           ---           ---         ---           ---           ---
Independent Investors      ---         ---           ---           ---           ---         ---           ---           ---





                             NUMBER OF     PERCENTAGE
                               VOTING      OF VOTING
                               JUNIOR        JUNIOR
                               COMMON        COMMON
NAME AND ADDRESS OF           MEMBERSHIP    MEMBERSHIP
BENEFICIAL OWNER              INTERESTS     INTERESTS
-------------------         ------------  ------------
Vectura Group LLC              1,579         15.8%
National Marine LLC              321          3.2%
CSX Corporation                3,400         34.0%
Management Investors           1,700         17.0%
Independent Investors          3,000         30.0%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATE AGREEMENTS

ACL has entered into agreements or arrangements with CSX, subsidiaries of CSX and Vectura. These agreements and business arrangements are for the purpose of either providing or obtaining rail services for multi-modal transportation packages, real estate and office lease arrangements, charter and lease arrangements for certain river barges and provision of certain transitional administrative services, as described herein. Also, ACL leases certain barges from JEM Transportation, Inc. on a year-to-year basis. Daniel J. Marquitz, an executive officer of ACL, is a principal in JEM Transportation, Inc.

ACL's arrangement with Vectura and its lease with JEM Transportation, as well as ACL's multi-modal arrangements with CSX and its subsidiaries and ACL's transition services agreement with CSX, are each on terms and conditions that ACL believes are in the aggregate not materially more burdensome to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

PARENT LIMITED LIABILITY COMPANY AGREEMENT

Upon the consummation of the Recapitalization, CSX and other investors (collectively, the "Members") entered into the LLC Agreement. The LLC Agreement governs the relative rights and duties of the Members. The following description summarizes certain terms of the LLC Agreement. The following description does not purport to be complete and is qualified in its entirety by reference to the LLC Agreement.

The business and affairs of the Parent are managed by a Board of Managers having duties comparable to a corporate board of directors. The Board of Managers is composed of ten individuals as follows: four shall be designated by CSX, two shall be designated by Vectura and National Marine collectively (the "Vectura Parties"), one shall be the current CEO of the Parent, one shall be the current CEO of Vectura and two shall be independent of CSX and Vectura (and their affiliates) designated by holders of a majority of the voting Junior Common Membership Interests. CSX's and the Vectura Parties' rights to designate individuals to the Board of Managers is dependent in part on such party's continuing to hold membership interests of the Parent in specified amounts.

As long as CSX holds specified amounts of Parent membership interests, CSX is entitled to veto rights with respect to the following transactions, howsoever directly or indirectly structured, subject to certain exceptions: (i) any merger or other acquisition transaction (other than the acquisition of new capital assets as part of the regular capital budgeting process) involving consideration of $250 million or more; (ii) any transaction through which the Parent, ACL or its subsidiary would become a Subchapter C corporation (other than certain specified transactions); (iii) any amendment to the limited liability company agreement of the Parent, ACL or its subsidiary which would adversely affect CSX;
(iv) any definition of "Excess Cash Flow," "Restricted Payments" and "Change of Control" (and related definitions regarding the Senior Preferred Membership Interests) in financing agreements; and (v) transactions with affiliates.

As long as the Vectura Parties hold specified amounts of Parent membership interests and subject to CSX's veto rights described above, the Vectura Parties are entitled to veto rights with respect to the following transactions, howsoever directly or indirectly structured, subject to certain exceptions: (i) certain material financings, acquisitions, divestitures, public equity offerings or capital expenditures; (ii) equity investment programs for management of the Parent and its subsidiaries; and (iii) transactions with affiliates. In addition, the Vectura Parties will have the right, subject to CSX's veto rights, to cause an Initial Public Offering or Sale of ACL (each as defined in the LLC Agreement).

MEMBERSHIP INTERESTS. The Parent issued Senior Preferred Membership Interests, Junior Preferred Membership Interests, Senior Common Membership Interests and Junior Common Membership Interests in amounts sufficient to consummate the Recapitalization. The Senior Preferred Membership Interests and the Junior Preferred Membership Interests are collectively referred to as the "Preferred Membership Interests" and the Senior Common Membership Interests and the Junior Common Membership Interests are collectively referred to as the "Common Membership

Interests." The Junior Common Membership Interests are divided into voting membership interests and non-voting membership interests of the Parent, and collectively represent the residual future profits interests in the Parent. The holders of non-voting Junior Common Membership Interests may at any time, by a majority vote of such holders, convert all such interests into voting Junior Common Membership Interests. Holders of the Preferred Membership Interests are entitled to return of capital contributions prior to any distributions made to holders of the Common Membership Interests. Each Preferred Membership Interest has an initial Redemption Value of $100, which compounds annually at the rate per year of 11.02% (the "Preferred Rate"). The Senior Common Membership Interests represent an aggregate capital interest of $3,389,091 and an aggregate future profits interest in the Parent of $32,500,000 (subject to certain adjustments) and accrue a compounded annual yield at the Preferred Rate on a notional principal amount of $35,889,091. As to dividends, distributions and liquidations, except as otherwise provided and except with respect to redemptions of Membership Interests held by Management Investors upon their termination, Senior Preferred Membership Interests rank senior to Junior Preferred Membership Interests, Junior Preferred Membership Interests rank senior to Senior Common Membership Interests and Senior Common Membership Interests rank senior to Junior Common Membership Interests. At the Parent's option, Senior Preferred Membership Interests may be exchanged into current-pay subordinated notes containing the same features as such Membership Interests at any time contemporaneously with or following the Parent's conversion to a Subchapter C corporation. Senior Preferred Membership Interests have the benefit of covenants respecting restricted payments (providing that the Parent may pay no cash in respect of any membership interests ranking junior in priority to the Senior Preferred Membership Interests until all Senior Preferred Membership Interests have been redeemed, except with respect to redemptions of membership interests held by Management Investors upon their termination or tax distributions pursuant to the LLC Agreement), affiliate transactions, no issuance of membership interests senior in priority to the Senior Preferred Membership Interests and delivery of financial statements. Junior Common Membership Interests are allocated into voting and non-voting interests. All other classes of membership interests will be non-voting, except as otherwise explicitly provided or as provided by law. The Parent will mandatorily redeem all Senior Preferred Membership Interests and Junior Preferred Membership Interests in year 15 at the amount of the Redemption Value (plus accrued and unpaid yield thereon) of such membership interests at such time. Optional redemptions of such membership interests and Senior Common Membership Interests shall be permitted at the Parent's option at any time, subject to the priority of such membership interests (other than in certain cases), without premium or penalty, provided that CSX's consent will be required to redeem its Senior Preferred Membership Interests in certain cases. Holders of Preferred Membership Interests have the option to have such interests redeemed at the Redemption Value as defined in the LLC Agreement (plus accrued but unpaid yield thereon) upon consummation of a Change of Control.

In addition, the LLC Agreement: (i) restricts the transfer of the equity interests of the Parent; (ii) grants tag-along rights on certain transfers of equity interests of the Parent (as described below); (iii) requires CSX and the Investors to consent to a sale of the Parent to an independent third party if such sale is approved by the Board of Managers of the Parent (as described below); and (iv) grants preemptive rights on certain issuances of equity interests of the Parent. Certain of the foregoing provisions of the LLC Agreement will terminate upon the consummation of a Qualified Public Offering or a Sale of ACL (each as defined in the LLC Agreement).

The Vectura Parties and CSX may participate pro rata (based on ownership of Junior Common Membership Interests) in any sale or transfer of Parent equity securities by the other (other than certain specified transactions) and in any control transaction howsoever structured, subject to certain limitations. In addition, CSX may participate pro rata (based on ownership of Junior Preferred Membership Interests) in any sale or transfer of Junior Preferred Membership Interests by the Vectura Parties, subject to certain limitations. In the event of a sale of all of the Parent approved by its Board of Managers (whether by sale of membership interests, all or substantially all assets or businesses, merger or otherwise), each holder of membership interests shall consent to, approve and participate in such transaction on the same terms and conditions. Any such transaction shall also be a Change of Control, and any such transaction which would not also otherwise trigger tag-along rights shall trigger a liquidation of the Parent.

DISTRIBUTIONS. The holders of Senior Preferred Membership Interests are entitled to receive distributions from the Parent in an amount equal to the Redemption Value (plus accrued and unpaid yield thereon) of such interests prior to distributions (other than Tax Distributions described below) in respect of any other membership interests of the Parent. The holders of Junior Preferred Membership Interests are entitled to receive distributions from the Parent in an amount equal to the Redemption Value (plus accrued and unpaid yield thereon) of such interests prior to distributions (other than Tax Distributions described below) in respect of any other membership interests of the Parent, except Senior Preferred Membership Interests.

Subject to certain restrictions contained in the LLC Agreement and any restrictions contained in any financing agreements to which the Parent is a party, and subject to the requirement of quarterly Tax Distributions described below, the Board of Managers may make distributions, whether in cash, property or securities of the Parent, at any time or from time to time, in the following order of priority: first, to the holders of Senior Preferred Membership Interests, an amount determined by the Redemption Value (plus accrued and unpaid yield thereon) of such interests (as defined and described in the LLC Agreement); second, to the holders of Junior Preferred Membership Interests, an amount determined by the Redemption Value (plus accrued and unpaid yield thereon) of such interests (as defined and described in the LLC Agreement); third, pro rata to the holders of the Senior Common Membership Interests to the extent of any unpaid yield (based on a notional principal amount of $35.9 million) and principal (based on a notional principal amount of $35.9 million) thereon; and fourth, thereafter, pro rata in accordance with Capital Accounts (as defined in the LLC Agreement) or a cash waterfall producing identical results.

ACL's operations are conducted in the form of a limited liability company. As a result, in general, neither ACL nor the Parent is subject to U.S. federal or state income taxes. Instead, taxable income from the operations of ACL and its noncorporate subsidiaries are allocated to the equity holders of the Parent, and such holders are directly liable for income taxes on such income. The LLC Agreement requires the Parent to make quarterly distributions ("Tax Distributions") to its members to enable each member to satisfy some or all of its tax liability resulting from its equity interest in the Parent. Tax Distributions to each member generally will be computed by multiplying the taxable income allocated to the member from the Parent by the assumed tax rate applicable to that member. The assumed tax rate (i) for a corporate member will be the highest marginal federal income tax rate applicable to a corporation plus 2.3%, and (ii) for each other member will be an assumed highest marginal blended federal, state and local income tax rate applicable to an individual. Such distributions are permitted under the Indenture.

Tax Distributions otherwise payable to CSX under the above formula may be reduced (to not below zero) in three ways. First, CSX's tax distributions will be reduced by $4.0 million in each of ACL's first five years of operation and by $6 million in each of its following four years of operation (the "Annual Exclusion"). Second, any income allocated by the Parent to CSX in respect of the accruing yield on the Senior Preferred Membership Interests held by CSX will be excluded from the computation of CSX's tax distributions. Third, taxes incurred by CSX attributable to the recognition of Built-In Gain (through asset sales or otherwise) will in some circumstances be excluded from the computation of CSX's tax distributions. For this purpose, "Built-In Gain" means the excess of the fair market value of the assets originally contributed by CSX to ACL as of the date of the Recapitalization over the tax basis of those assets measured as of the date of contribution. In general, subject to certain exceptions and limitations, upon the recognition of any Built-In Gain by CSX, the Parent may elect to either (i) accelerate the Annual Exclusion to the extent of any resulting tax in inverse chronological order beginning with year nine, (ii) distribute to CSX in the year in which the Built-In Gain is recognized an additional Tax Distribution equal to one-half of the resulting tax to CSX, or
(iii) make additional distributions to CSX on its Senior Preferred Membership Interests (in the amount of the resulting Built-In Gain tax) by accelerating prior to year nine the time at which such distributions would otherwise be required to commence under the LLC Agreement.

CSX is also entitled to Tax Distributions in such amount as is required so that CSX's "unreimbursed tax amount" does not exceed $85.0 million. CSX's unreimbursed tax amount is the excess of its taxes at the assumed corporate tax rate on taxable income allocated to CSX by the Parent (excluding allocations in respect of the accruing yield on the Senior Preferred Membership Interests and allocations of Built-In Gain arising by reason of certain extraordinary transactions) over Tax Distributions. In addition, CSX is entitled to Tax Distributions equal to the tax at the assumed corporate tax rate on any Built-In Gain arising from a sale-leaseback transaction. Further, as part of the tax distribution provisions of the LLC Agreement, the Senior Preferred Membership Interests are entitled to distributions beginning at the end of year nine in an amount equal to the product of the assumed corporate tax rate and the Senior Preferred Membership Interest annual accrual, including the full annual accrual for year nine.

In certain circumstances, it is possible that the distributions referred to in the foregoing paragraphs could exceed the combined federal, state, local and foreign income taxes that would be payable with respect to taxable income of ACL for any given period if it were a Delaware corporation filing separate tax returns. Such distributions are permitted under the Indenture.

The Senior Preferred Membership Interests are entitled to distributions beginning in year six equal to the lesser of excess cash flow and an annual limit. The annual limit is $7.5 million in each of years six through ten and $10 million in each of years 11 through 15, increased in any year by the excess, if any, of the annual limit for prior years over the amounts distributed in such prior years as described in this paragraph.

Liquidating distributions will be made among the members pro rata in accordance with capital accounts or a cash waterfall producing identical results.

PARENT REGISTRATION RIGHTS AGREEMENTS

The Parent, CSX Brown Corp. ("CSX Brown"), an affiliate of CSX, and the Investors, entered into a registration rights agreement (the "Parent Registration Rights Agreement"). Under the Parent Registration Rights Agreement, CSX Brown and the Vectura Parties have the right, subject to certain conditions, to require the Parent to register any or all of their common equity interests of the Parent under the U.S. Securities Act of 1933, as amended (the "Securities Act") at the Parent's expense. In addition, all holders of registrable securities are entitled to request the inclusion of any Common Membership Interests of the Parent subject to the Parent Registration Rights Agreement in any registration statement (excluding certain registration statements, including any registration statement in connection with an Initial Public Offering (as defined in the Parent Registration Rights Agreement)) at the Parent's expense whenever the Parent proposes to register any of its Common Membership Interests under the Securities Act. In connection with all such registrations, the Parent has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act.

TRANSITION SERVICES AGREEMENT

ACL and CSX entered into a transition services agreement (the "Transition Services Agreement"), pursuant to which CSX provided to ACL certain services that it had previously provided to its predecessor. Such transitional services have been provided since the Recapitalization and have included general accounting, legal and computer systems support, tax planning and benefits administration, as well as various other transitional services.

OTHER ARRANGEMENTS

ACL, CSX and Vectura and their respective affiliates have agreed to indemnify each other with respect to liabilities related to their respective businesses pursuant to the Recapitalization.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Documents filed as part of this report:

(1)  CONSOLIDATED FINANCIAL STATEMENTS:

         Included in Part II of this report:

         Consolidated Statement of Earnings, for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

         Consolidated Statement of Cash Flows, for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

         Consolidated Statement of Financial Position as of December 25, 1998 and December 26, 1997.

         Consolidated Statement of Member's Deficit/Stockholder's Equity, for the years ended December 25, 1998, December 26, 1997 and December 27, 1996.

         Notes to Consolidated Financial Statements, for the years ended December 25, 1998, December 26, 1997, and December 27, 1996.

         Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines LLC for the year ended December 25, 1998.

         Report of Ernst & Young LLP, Independent Public Accountants, on the financial statements of American Commercial Lines LLC for the years ended December 27, 1996 and December 26, 1997.

(2)  FINANCIAL STATEMENT SCHEDULE

         Included in Part II of this report:

         Schedule VIII - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3)  EXHIBITS

EXHIBIT NO.       DESCRIPTION
   +2.1           Recapitalization Agreement dated as of April 17, 1998 by and among CSX, Vectura, the Parent, ACL and National Marine
                  (incorporated by reference to Exhibit 2.1 of the registrant's
                  Registration Statement on Form S-4, as amended (Registration
                  No. 333-62227)).

   +3.1 Certificate of Formation of the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration
                  Statement on Form S-4, as amended (Registration No.
                  333-62227)).

   +3.2           Form of Certificate of Formation of ACL and the Subsidiary
                  Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
                  (Registration No. 333-62227)).



   +3.3           Form of Limited Liability Company Agreement for the Subsidiary
                  Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
                  (Registration No. 333-62227)).

   +3.4 Amended and Restated Limited Liability Company Agreement of the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
                  (Registration No. 333-62227)).

   +3.5           Amended and Restated Limited Liability Company Agreement of
                  ACL (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
                  (Registration No. 333-62227)).

   +3.6 Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.1 of the registrant's Registration
                  Statement on Form S-4, as amended (Registration No.
                  333-62227)).

   +3.7           By-laws of ACL Capital (incorporated by reference to Exhibit
                  3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).

   +4.1           Indenture dated as of June 30, 1998 by and among ACL, ACL
                  Capital and the Subsidiary Guarantors and the United States
                  Trust Company of New York, as trustee (incorporated by reference to Exhibit 3.1 of the registrant's Registration
                  Statement on Form S-4, as amended (Registration No.
                  333-62227)).

   +4.2           Purchase Agreement dated as of June 23, 1998 among ACL, ACL
                  Capital and the Subsidiary Guarantors, Wasserstein Perella
                  Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Registration
                  Statement on Form S-4, as amended (Registration No.
                  333-62227)).

   +4.3 Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
                  Wasserstein Perella Securities, Inc. and Chase Securities Inc.
                  (incorporated by reference to Exhibit 3.1 of the registrant's
                  Registration Statement on Form S-4, as amended (Registration
                  No. 333-62227)).

   +4.4 Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
                  Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form
                  S-4, as amended (Registration No. 333-62227)).

  +10.1           Credit Agreement dated as of June 30, 1998 among ACL, the
                  Parent, the Lenders (as defined therein) and The Chase
                  Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 3.1 of the registrant's Registration
                  Statement on Form S-4, as amended (Registration No.
                  333-62227)).

 *+10.2           Employment Agreement between ACL and Daniel J. Marquitz dated
                  October 19, 1998 (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).

  *10.3           Employment Agreement between CSX and Michael C. Hagan dated
                  February 1, 1995.

 *+10.4 Stock Purchase and Loan Plan, as amended (incorporated by reference to Exhibit 10.14 of CSX's 1998 Annual Report on Form
                  10-K dated March 3, 1999 (File No. 333-28523)).



 *+10.5           1987 Long-Term Performance Stock Plan, as amended
                  (incorporated by reference to Exhibit 10.15 of CSX's 1998
                  Annual Report on Form 10-K dated March 3, 1999 (File No.
                  333-28523)).

 *+10.6           1985 Deferred Compensation Program for Executives of CSX
                  Corporation and Affiliated Companies, as amended (incorporated by reference to Exhibit 10.16 of CSX's 1998 Annual Report on
                  Form 10-K dated March 3, 1999 (File No. 333-28523)).

 *+10.7 Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated
                  Companies, as amended (incorporated by reference to Exhibit
                  10.17 of CSX's 1998 Annual Report on Form 10-K dated March 3,
                  1999 (File No. 333-28523)).

 *+10.8           Special Retirement Plan of CSX Corporation and Affiliated
                  Companies, as amended (incorporated by reference to Exhibit
                  10.18 of CSX's 1998 Annual Report on Form 10-K dated March 3,
                  1999 (File No. 333-28523)).

 *+10.09          Supplemental Retirement Plan of CSX Corporation and
                  Affiliated Companies, as amended (incorporated herein by reference to Exhibit 10.19 of CSX "Annual Report on Form
                  10K dated March 3, 1998 (File No. 333-28523)).

  *10.10          American Commercial Lines, Inc. Severance Pay Plan.

  *10.11          American Commercial Barge Line Company Salary Continuation
                  Plan, as amended.

   16.1           Letter Regarding Change in Certifying Accountant.

   21.1           Subsidiaries of ACL.

   27.1           Financial Data Schedule.

   99.1           Risk Factors.




+ Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

*  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 25, 1998.

(c) Exhibits: See Exhibit Index

(d) All financial statements and schedules except those items listed under Item 14(a)(1) and (2) above are omitted because they are not applicable, or are not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                American Commercial Lines LLC
                                (Registrant)


                                By:  /s/ Michael C. Hagan
                                   ----------------------------------
                                         Michael C. Hagan
                                         President and Chief Executive Officer

March 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1999.


NAME                                                 TITLE
----                                                 -----
/s/ Michael C. Hagan                President, Chief Executive Officer, and Member
----------------------------        of Board of Representatives of the Parent
Michael C. Hagan                    (Principal Executive Officer)


/s/ James J. Wolff                  Senior Vice President - Finance and Administration,
----------------------------        Chief Financial Officer (Principal Financial and
James J. Wolff                      Accounting Officer)


/s/ David Wagstaff III
----------------------------
David Wagstaff III                  Chairman of Board of Representatives of Parent


/s/ Steven Anderson
----------------------------        Member of Board of Representatives of Parent
Steven Anderson


/s/ Mark G. Aron                    Member of Board of Representatives of Parent
----------------------------
Mark G. Aron


/s/ David H. Baggs                  Member of Board of Representatives of Parent
----------------------------
David H. Baggs

/s/ Ellen M. Fitzsimmons            Member of Board of Representatives of Parent
----------------------------
Ellen M. Fitzsimmons


/s/ Ernest A. Haberli               Member of Board of Representatives of Parent
----------------------------
Ernest A. Haberli


/s/ Paul R. Goodwin                 Member of Board of Representatives of Parent
----------------------------
Paul R. Goodwin


/s/ Richard E. Mayberry, Jr.        Member of Board of Representatives of Parent
----------------------------
Richard E. Mayberry, Jr.


/s/ David F. Thomas                 Member of Board of Representatives of Parent
----------------------------
David F. Thomas




                               INDEX TO EXHIBITS

Exhibit No.                       Description
-----------                       -----------
10.3                    Employment Agreement between CSX and Michael C.
                        Hargan dated February 1, 1995.

10.10                   American Commercial Lines, Inc. Severance Pay Plan.

10.11                   American Commercial Barge Line Company Salary
                        Continuation Plan, as amended.

16.1                    Letter regarding change in Certifying Accountant.

21.1                    Subsidiaries of ACL.

27.1                    Financial Data Schedule.

99.1                    Risk Factors.
