Form 10-Q
period 1999-04-02
AMERICAN COMMERCIAL LINES LLC
filed 1999-05-17
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999

                                   OR

      / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


  AS OF MAY 17, 1999, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.

                                      INDEX

                                                                                                 Page Number
PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements (unaudited)


1.   Condensed Consolidated Statement of Earnings for the
     Quarters  Ended  April 2, 1999 and March 27, 1998                                                  2

2.   Condensed Consolidated Statement of Cash Flows for the
     Quarters Ended April 2, 1999 and March 27, 1998                                                    3

3.   Condensed Consolidated Statement of Financial Position
     At April 2, 1999 and December 25, 1998                                                             4

Notes to Condensed Consolidated Financial Statements                                                    5


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                                                    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                                   18


PART II. OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.                                                             19


Signature                                                                                              19

                                       1

                                    PART 1

                              FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS.


                          AMERICAN COMMERCIAL LINES LLC
                   CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                                QUARTERS ENDED
                                                         ----------------------------
                                                           APRIL 2,         MARCH 27,
                                                             1999             1998
                                                         -----------       ----------
                                                                  (UNAUDITED)
OPERATING REVENUE                                         $ 173,217        $ 116,811

OPERATING EXPENSE
     Materials, Supplies and Other                           90,219           47,890
     Labor and Fringe Benefits                               45,659           36,016
     Fuel                                                    12,477           11,338
     Depreciation and Amortization                           13,035           10,154
     Taxes, Other Than Income Taxes                           7,511            5,405
                                                          ---------        ---------
                                                            168,901          110,803
                                                          ---------        ---------

OPERATING INCOME                                              4,316            6,008

OTHER EXPENSE (INCOME)
     Interest Expense                                        18,580              877
     Interest Expense, Affiliate - Net                            -            1,850
     Other, Net                                              (1,316)             (25)
                                                          ---------        ---------
                                                             17,264            2,702
                                                          ---------        ---------

(LOSS) EARNINGS  BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 (12,948)           3,306

INCOME TAXES (BENEFIT)                                         (138)           2,624
                                                          ---------        ---------

(LOSS) EARNINGS BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                      (12,810)             682

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       (1,737)               -
                                                          ---------        ---------

NET (LOSS) EARNINGS                                       $ (14,547)       $     682
                                                          ---------        ---------
                                                          ---------        ---------


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       AMERICAN COMMERCIAL LINES LLC
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)

                                                                QUARTERS ENDED
                                                         ----------------------------
                                                           APRIL 2,         MARCH 27,
                                                             1999             1998
                                                         -----------       ----------
                                                                  (UNAUDITED)
OPERATING ACTIVITIES
     Net (Loss) Earnings                                  $ (14,547)       $     682
     Adjustments to Reconcile Net Earnings (Loss) to
        Net Cash Provided by (Used in):
           Depreciation and Amortization                     13,739           10,154
           Deferred Income Taxes                                  -              241
           Other Operating Activities                          (728)             948
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                            16,691           19,211
              Materials and Supplies                          1,277          (17,291)
              Accrued Interest                               (6,374)             (13)
              Other Current Assets                             (581)          (1,293)
              Due to Affiliates                                   -           (2,425)
              Other Current Liabilities                      22,904           (1,658)
                                                          ---------        ---------
              Net Cash Provided by Operating Activities      32,381            8,556

INVESTING ACTIVITIES
     Property Additions                                     (12,302)         (14,420)
     Proceeds from Property Dispositions                        532            1,507
     Other Investing Activities                              (2,504)          (1,748)
                                                          ---------        ---------
              Net Cash Used in Investing Activities         (14,274)         (14,661)

FINANCING ACTIVITIES
     Short-Term Debt Issued                                  25,000                -
     Short-Term Debt Repaid                                 (25,000)               -
     Partner Distribution                                      (541)               -
     Long-Term Debt Repaid                                   (1,000)          (2,242)
     Affiliate Debt Repaid                                        -          (11,200)
     Cash Dividends Paid                                          -           (4,750)
     Other Financing Activities                                (628)          (5,927)
     Short Term Borrowing from Affiliates                         -           27,445
                                                          ---------        ---------
              Net Cash (Used in) Provided by
                Financing Activities                         (2,169)           3,326

Net Increase (Decrease) in Cash and Cash Equivalents         15,938           (2,779)
Cash and Cash Equivalents at Beginning of Period             49,356            6,925
                                                          ---------        ---------
              Cash and Cash Equivalents at End of Period   $ 65,294          $ 4,146
                                                          ---------        ---------
                                                          ---------        ---------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
              CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                              (DOLLARS IN THOUSANDS)

                                                                     APRIL 2,      DEC. 25,
                                                                       1999          1998
                                                                   ----------    ----------
                                                                         (UNAUDITED)
                                  ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                     $  65,294     $  49,356
     Accounts Receivable, Net                                         72,491        88,556
     Materials and Supplies                                           38,336        39,054
     Other Current Assets                                             20,543        19,962

                                                                   ---------     ---------
        Total Current Assets                                         196,664       196,928

  PROPERTIES-NET                                                     540,464       541,415
  RESTRICTED INVESTMENTS                                              25,912        25,912
  NET PENSION ASSET                                                   21,869        21,490
  OTHER ASSETS                                                        54,396        52,785
                                                                   ---------     ---------
        Total Assets                                               $ 839,305     $ 838,530
                                                                   ---------     ---------
                                                                   ---------     ---------

                                LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                              $  53,464     $  39,823
     Accrued Payroll and Fringe Benefits                              22,689        23,166
     Deferred Revenue                                                 11,163         9,459
     Accrued Claims and Insurance Premiums                            16,890        14,661
     Accrued Interest                                                 16,149        22,523
     Current Portion of Long-Term Debt                                 2,000         2,500
     Other Current Liabilities                                        54,025        47,109
                                                                   ---------     ---------
        Total Current Liabilities                                    176,380       159,241

  LONG-TERM DEBT                                                     755,900       756,400
  PENSION LIABILITY                                                   19,347        19,347
  OTHER LONG-TERM LIABILITIES                                         32,335        33,937
                                                                   ---------     ---------
                                                                     983,962       968,925
                                                                   ---------     ---------

                             MEMBER'S DEFICIT

  Member's Interest                                                  220,047       220,047
  Other Capital                                                      161,877       161,051
  Retained Deficit                                                  (526,581)     (511,493)
                                                                   ---------     ---------
        Total Member's Deficit                                      (144,657)     (130,395)
                                                                   ---------     ---------
        Total Liabilities and Member's Deficit                     $ 839,305     $ 838,530
                                                                   ---------     ---------
                                                                   ---------     ---------

        See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at April 2, 1999 and December 25, 1998, the results of its operations, and its cash flows for the quarters ended April 2, 1999 and March 27, 1998, such adjustments being of a normal recurring nature. Operating results for the quarter ended April 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999.

American Commercial Lines LLC ("ACL") was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL. ACL issued $735 million in new debt in connection with these transactions. These transactions were accounted for as a recapitalization of ACL and the NMI Contribution was recorded by the purchase method of accounting. The results of the NMI operations and cash flows are included in the accompanying financial statements since June 30, 1998.

ACL was reorganized as a limited liability company in the second quarter of 1998. As such, ACL passes through its U.S. federal and state (but not foreign) taxable income to its Parent whose members are responsible for income taxes on such taxable income. All of ACL's corporate subsidiaries were converted to limited liability companies (except for ACL Capital Corp. and the foreign subsidiaries) on June 30, 1998 prior to the recapitalization.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 1998 audited consolidated financial statements and the notes related thereto included in ACL's Form 10-K.

ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 14 weeks ended April 2, 1999 and the 13 weeks ended March 27, 1998, and the fiscal year (52 weeks) ended December 25, 1998.

NOTE 2. MATERIAL AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                                APRIL 2,             DEC. 25,
                                                  1999                  1998
                                               ---------             ---------
     Raw Materials                             $  8,713              $  9,802
     Work in Process                             11,569                 9,829
     Parts and Supplies                          18,054                19,423
                                               --------              --------
                                               $ 38,336              $ 39,054
                                               --------              --------
                                               --------              --------


                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 3. BUSINESS SEGMENTS

                                                              REPORTABLE SEGMENTS
                                                          -------------------------------     ALL OTHER
                                                             BARGING      CONSTRUCTION       SEGMENTS (1)         TOTAL
                                                             -------      ------------      -------------         -----
QUARTER ENDED APRIL 2, 1999
Revenues  from external customers                           $ 134,545         $ 32,255          $ 6,417         $ 173,217
Intersegment revenues                                               -           12,174            1,755            13,929
Segment earnings                                               (1,396)           3,348            2,364             4,316

QUARTER ENDED MARCH 27, 1998
Revenues  from external customers                           $ 102,450          $ 7,870          $ 6,491         $ 116,811
Intersegment revenues                                               -            9,470              959            10,429
Segment earnings                                                7,025            1,087            1,601             9,713


The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                                                QUARTERS ENDED
                                                                            APRIL 2,          MARCH 27,
                                                                              1999              1998
                                                                           ---------         ---------
     REVENUES
     Revenues from external customers                                      $ 173,217         $ 116,811
     Intersegment revenues                                                    13,929            10,429
     Elimination of intersegment revenues                                    (13,929)          (10,429)
                                                                           ---------         ---------
     Operating revenue                                                     $ 173,217         $ 116,811
                                                                           ---------         ---------
                                                                           ---------         ---------
     EARNINGS
     Total segment earnings                                                $   4,316           $ 9,713
     Unallocated amounts:
       Management service fee charged by CSX                                       -            (3,705)
       Interest expense                                                      (18,580)             (877)
       Interest expense, affiliate - net                                           -            (1,850)
       Other, net                                                              1,316                25
                                                                           ---------         ---------
     (Loss) Earnings before income taxes and
       cumulative effect of accounting change                              $ (12,948)          $ 3,306
                                                                           ---------         ---------
                                                                           ---------         ---------

 (1) Financial data for segments below the reporting thresholds are attributable to two operating segments - a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

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

NOTE 5.  CHANGES IN ACCOUNTING STANDARDS

In December 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1,737 in non-cash expense.

NOTE 6. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for ACL as of April 2, 1999 and December 25, 1998 and for the quarters ended April 2, 1999 and March 27, 1998.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
  CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED APRIL 2, 1999
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------

OPERATING REVENUE                                               $ 168,004          $   5,213         $        -          $ 173,217
OPERATING EXPENSE
     Materials, Supplies and Other                                 84,566              5,653                  -             90,219
     Labor and Fringe Benefits                                     43,384              2,275                  -             45,659
     Fuel                                                          12,011                466                  -             12,477
     Depreciation and Amortization                                 11,739              1,296                  -             13,035
     Taxes, Other Than Income Taxes                                 7,329                182                  -              7,511
                                                                ---------          ---------         ----------          ---------
                                                                  159,029              9,872                  -            168,901
                                                                ---------          ---------         ----------          ---------
OPERATING INCOME (LOSS)                                             8,975             (4,659)                 -              4,316
OTHER EXPENSE (INCOME)
     Interest Expense                                              18,580                  -                  -             18,580
     Interest Expense, Affiliate - Net                                  -                995               (995)                 -
     Other, Net                                                    (1,434)              (877)               995             (1,316)
                                                                ---------          ---------         ----------          ---------
                                                                   17,146                118                  -             17,264
                                                                ---------          ---------         ----------          ---------
LOSS BEFORE INCOME TAXES                                           (8,171)            (4,777)                 -            (12,948)
INCOME TAXES (BENEFIT)                                                 89               (227)                 -               (138)
                                                                ---------          ---------         ----------          ---------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                (8,260)            (4,550)                 -            (12,810)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (1,737)                 -                  -             (1,737)
                                                                ---------          ---------         ----------          ---------
NET LOSS                                                        $  (9,997)         $  (4,550)        $        -          $ (14,547)
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------


                        AMERICAN COMMERCIAL LINES LLC
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
 CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED MARCH 27, 1998
                            (DOLLARS IN THOUSANDS)


                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------

OPERATING REVENUE                                               $ 112,801          $   4,010         $        -          $ 116,811
OPERATING EXPENSE
     Materials, Supplies and Other                                 43,346              4,544                  -             47,890
     Labor and Fringe Benefits                                     34,228              1,788                  -             36,016
     Fuel                                                          10,912                426                  -             11,338
     Depreciation and Amortization                                  9,202                952                  -             10,154
     Taxes, Other Than Income Taxes                                 5,371                 34                  -              5,405
                                                                ---------          ---------         ----------          ---------
                                                                  103,059              7,744                  -            110,803
                                                                ---------          ---------         ----------          ---------
OPERATING INCOME (LOSS)                                             9,742             (3,734)                 -              6,008
OTHER EXPENSE (INCOME)
     Interest Expense                                                 877                  -                  -                877
     Interest Expense, Affiliate - Net                              1,850                759               (759)             1,850
     Other, Net                                                      (710)               (74)               759                (25)
                                                                ---------          ---------         ----------          ---------
                                                                    2,017                685                  -              2,702
                                                                ---------          ---------         ----------          ---------
EARNINGS (LOSS) BEFORE INCOME TAXES                                 7,725             (4,419)                 -              3,306
INCOME TAXES                                                        2,612                 12                  -              2,624
                                                                ---------          ---------         ----------          ---------
NET EARNINGS (LOSS)                                             $   5,113          $  (4,431)        $        -          $     682
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------

                         AMERICAN COMMERCIAL LINES LLC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
 CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE QUARTER ENDED APRIL 2, 1999
                               (DOLLARS IN THOUSANDS)

                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------

OPERATING ACTIVITIES
     Net Loss                                                   $ (9,997)          $  (4,550)        $        -          $ (14,547)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by:
           Depreciation and Amortization                          12,443               1,296                  -             13,739
           Other Operating Activities                                590              (1,318)                 -               (728)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                 16,506                 185                  -             16,691
              Materials and Supplies                               1,446                (169)                 -              1,277
              Accrued Interest                                    (6,374)                  -                  -             (6,374)
              Other Current Assets                               (11,501)             10,920                  -               (581)
              Other Current Liabilities                           21,000               1,904                  -             22,904
                                                                ---------          ---------         ----------          ---------
              Net Cash Provided by
                  Operating Activities                            24,113               8,268                  -             32,381

INVESTING ACTIVITIES
     Property Additions                                           (3,352)             (8,950)                 -            (12,302)
     Proceeds from Property Dispositions                             508                  24                  -                532
     Other Investing Activities                                   (2,611)                107                  -             (2,504)
                                                                ---------          ---------         ----------          ---------
              Net Cash Used in Investing Activities               (5,455)             (8,819)                 -            (14,274)

FINANCING ACTIVITIES
     Short-Term Debt Issued                                       25,000                   -                  -             25,000
     Short-Term Debt Repaid                                      (25,000)                  -                  -            (25,000)
     Partner Distribution                                           (541)                  -                  -               (541)
     Long-Term Debt Repaid                                        (1,000)                  -                  -             (1,000)
     Other Financing Activities                                     (628)                  -                  -               (628)
                                                                ---------          ---------         ----------          ---------

              Net Cash Used in Financing Activities               (2,169)                  -                  -             (2,169)

Net Increase (Decrease) in Cash and Cash Equivalents              16,489                (551)                 -             15,938
Cash and Cash Equivalents at Beginning of Period                  44,054               5,302                  -             49,356
                                                                ---------          ---------         ----------          ---------
              Cash and Cash Equivalents at End of Period        $ 60,543           $   4,751         $        -           $ 65,294
                                                                ---------          ---------         ----------          ---------


                         AMERICAN COMMERCIAL LINES LLC
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE QUARTER ENDED MARCH 27, 1998
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------

OPERATING ACTIVITIES
     Net Earnings (Loss)                                        $   5,113          $  (4,431)        $        -          $     682
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided by:
           Depreciation and Amortization                            9,202                952                  -             10,154
           Deferred Income Taxes                                      241                  -                  -                241
           Other Operating Activities                               2,348             (1,400)                 -                948
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                  16,125              3,086                  -             19,211
              Materials and Supplies                              (16,671)              (620)                 -            (17,291)
              Accrued Interest                                        (13)                 -                  -                (13)
              Other Current Assets                                 (7,246)             5,953                  -             (1,293)
              Due to Affiliates                                    (2,425)                 -                  -             (2,425)
              Other Current Liabilities                            (1,642)               (16)                 -             (1,658)
                                                                ---------          ---------         ----------          ---------
              Net Cash Provided by
                  Operating Activities                              5,032              3,524                  -              8,556

INVESTING ACTIVITIES
     Property Additions                                            (1,959)           (12,461)                 -            (14,420)
     Proceeds from Property Dispositions                            1,511                 (4)                 -              1,507
     Other Investing Activities                                    (9,275)            (1,289)             8,816             (1,748)
                                                                ---------          ---------         ----------          ---------
              Net Cash Used in Investing Activities                (9,723)           (13,754)             8,816            (14,661)

FINANCING ACTIVITIES
     Long-Term Debt Repaid                                         (2,242)                 -                  -             (2,242)
     Affiliate Debt Repaid                                        (11,200)                 -                  -            (11,200)
     Cash Dividends Paid                                           (4,750)            (4,345)             4,345             (4,750)
     Other Financing Activities                                    (5,927)            11,055            (11,055)            (5,927)
     Borrowings from Affiliates                                    27,445              2,106             (2,106)            27,445
                                                                ---------          ---------         ----------          ---------
              Net Cash Provided by Financing Activities             3,326              8,816             (8,816)             3,326

Net Decrease in Cash and Cash Equivalents                          (1,365)            (1,414)                 -             (2,779)
Cash and Cash Equivalents at Beginning of Year                      2,868              4,057                  -              6,925
                                                                ---------          ---------         ----------          ---------
              Cash and Cash Equivalents at End of Period        $   1,503          $   2,643         $        -            $ 4,146
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------

                           AMERICAN COMMERCIAL LINES LLC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
  CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT APRIL 2, 1999
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------
                                       ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                  $  60,543          $   4,751         $        -          $  65,294
     Accounts Receivable, Net                                      62,510              9,981                  -             72,491
     Materials and Supplies                                        35,702              2,634                  -             38,336
     Other Current Assets                                          42,268            (18,811)            (2,914)            20,543
                                                                ---------          ---------         ----------          ---------
        Total Current Assets                                      201,023             (1,445)            (2,914)           196,664
  PROPERTIES-NET                                                  463,330             77,134                  -            540,464
  RESTRICTED INVESTMENTS                                           25,912                  -                  -             25,912
  NET PENSION ASSET                                                21,869                  -                  -             21,869
  OTHER ASSETS                                                    106,325             18,826            (70,755)            54,396
                                                                ---------          ---------         ----------          ---------
        Total Assets                                            $ 818,459          $  94,515         $  (73,669)         $ 839,305
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------

                                    LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                           $  51,377          $   2,087         $        -          $  53,464
     Accrued Payroll and Fringe Benefits                           22,669                 20                  -             22,689
     Due to Affiliates                                                  -              2,914             (2,914)                 -
     Deferred Revenue                                              11,163                  -                  -             11,163
     Accrued Claims and Insurance Premiums                         16,890                  -                  -             16,890
     Accrued Interest                                              16,149                  -                  -             16,149
     Current Portion of Long-Term Debt                              2,000                  -                  -              2,000
     Other Current Liabilities                                     44,245              9,780                  -             54,025
                                                                ---------          ---------         ----------          ---------
        Total Current Liabilities                                 164,493             14,801             (2,914)           176,380
  LONG-TERM DEBT                                                  755,900             41,286            (41,286)           755,900
  PENSION LIABILITY                                                19,347                  -                  -             19,347
  OTHER LONG-TERM LIABILITIES                                      23,376              8,959                  -             32,335
                                                                ---------          ---------         ----------          ---------
                                                                  963,116             65,046            (44,200)           983,962
                                                                ---------          ---------         ----------          ---------

                                 MEMBER'S DEFICIT

  Member's Interest                                               220,047                  -                  -            220,047
  Other Capital                                                   161,877             44,777            (44,777)           161,877
  Retained Deficit                                               (526,581)           (15,308)            15,308           (526,581)
                                                                ---------          ---------         ----------          ---------
        Total Member's Deficit                                   (144,657)            29,469            (29,469)          (144,657)
                                                                ---------          ---------         ----------          ---------
        Total Liabilities and Member's Deficit                  $ 818,459          $  94,515         $  (73,669)         $ 839,305
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------


                         AMERICAN COMMERCIAL LINES LLC
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 25, 1998
                              (DOLLARS IN THOUSANDS)

                                                              GUARANTOR           OTHER                                COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------    ---------------    ---------------    ---------------

                                       ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                    $  44,054          $   5,302         $        -          $  49,356
   Accounts Receivable, Net                                        78,390             10,166                  -             88,556
   Materials and Supplies                                          36,589              2,465                  -             39,054
   Other Current Assets                                            30,767             (7,891)            (2,914)            19,962
                                                                ---------          ---------         ----------          ---------
      Total Current Assets                                        189,800             10,042             (2,914)           196,928
PROPERTIES - NET                                                  471,911             69,504                  -            541,415
RESTRICTED INVESTMENTS                                             25,912                  -                  -             25,912
NET PENSION ASSET                                                  21,490                  -                  -             21,490
OTHER ASSETS                                                      109,157             18,933            (75,305)            52,785
                                                                ---------          ---------         ----------          ---------
        Total Assets                                            $ 818,270          $  98,479         $  (78,219)         $ 838,530
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                             $  37,602          $   2,221         $        -          $  39,823
   Accrued Payroll and Fringe Benefits                             23,149                 17                  -             23,166
   Due to Affiliates                                                    -              2,914             (2,914)                 -
   Deferred Revenue                                                 9,459                  -                  -              9,459
   Accrued Claims and Insurance Premiums                           14,661                  -                  -             14,661
   Accrued Interest                                                22,523                  -                  -             22,523
   Current Portion of Long-Term Debt                                2,500                  -                  -              2,500
   Other Current Liabilities                                       39,364              7,745                  -             47,109
                                                                ---------          ---------         ----------          ---------
      Total Current Liabilities                                   149,258             12,897             (2,914)           159,241
LONG-TERM NOTE PAYABLE TO AFFILIATE                                     -             41,286            (41,286)                 -
DEFERRED INCOME TAXES                                                  16                (16)                 -                  -
LONG-TERM DEBT                                                    756,400                  -                  -            756,400
PENSION LIABILITY                                                  19,347                  -                  -             19,347
OTHER LONG-TERM LIABILITIES                                        23,644             10,293                  -             33,937
                                                                ---------          ---------         ----------          ---------
                                                                  948,665             64,460            (44,200)           968,925
                                                                ---------          ---------         ----------          ---------

                              MEMBER'S DEFICIT

Member's Interest                                                 220,047                  -                  -            220,047
Other Capital                                                     161,051             44,777            (44,777)           161,051
Retained Deficit                                                 (511,493)           (10,758)            10,758           (511,493)
                                                                ---------          ---------         ----------          ---------
      Total Member's Deficit                                     (130,395)            34,019            (34,019)          (130,395)
                                                                ---------          ---------         ----------          ---------
      Total Liabilities and Member's Deficit                    $ 818,270          $  98,479         $  (78,219)         $ 838,530
                                                                ---------          ---------         ----------          ---------
                                                                ---------          ---------         ----------          ---------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

American Commercial Lines LLC ("ACL") is an integrated marine transportation and service company, providing barge transportation services on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to its subsidiary companies and third parties.

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998, ACL's parent American Commercial Lines Holdings LLC completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura"), consisting of National Marine, Inc. ("National Marine") and its subsidiaries, was combined with that of ACL (the "Recapitalization"). ACL issued $735 million in new debt in connection with these transactions.

ACL integrated National Marine's operations into its operations in the third quarter of 1998, increasing its total barge fleet by approximately 16% with the liquid and dry cargo barge fleets increasing by 82% and 11%, respectively.

RESULTS OF OPERATIONS
QUARTER ENDED APRIL 2, 1999 COMPARED WITH QUARTER ENDED MARCH 27, 1998

ACL follows a 52/53-week fiscal year ending on the last Friday in December of each year. 1999 is a 53-week year. The quarter ended April 2, 1999 consisted of 14 weeks, compared with 13 weeks in the prior year's first quarter.

OPERATING REVENUE. Operating revenue for the quarter ended April 2, 1999, increased 48% to $173.2 million from $116.8 million for the first quarter of 1998. The revenue increase was due to higher production at Jeffboat, increased volumes resulting from the combination of National Marine's barging operations with those of ACL, and the additional week during the first quarter of 1999.

Domestic barging revenue increased $30.9 million to $129.3 million due to a 14% increase in tons transported. The positive impact from the larger fleet and the longer quarter was partially offset by difficult operating conditions early in the quarter when severe ice forced the closure of the Illinois River for two weeks. Domestic rates were slightly lower in the first quarter of 1999 compared to 1998, primarily due to adjustments to contract prices to reflect reduced fuel prices. Revenue at Jeffboat, ACL's marine construction subsidiary, rose $24.4 million to $32.3 million, reflecting significantly higher production of hopper barges for third-party customers due to increased public business versus intercompany business and more favorable weather conditions in the first quarter of 1999 compared to 1998.

OPERATING EXPENSE. Operating expense for the quarter increased 52% to $168.9 million from $110.8 million in the same quarter last year. The higher expenses were due largely to increased production at Jeffboat, higher domestic barging volumes, adverse operating conditions resulting from the severe ice early in the quarter, and the additional week in the quarter. Domestic barging expenses rose $34.9 million, primarily due to increased volumes from the larger fleet size and the additional week but also because of adverse operating conditions resulting from severe ice in January. Fuel prices continued to be favorable, falling from 53 cents per gallon in the first quarter of 1998 to 39 cents per gallon in this year's first quarter. Jeffboat's expenses rose $24.8 million due to significantly higher volumes.

OPERATING INCOME. Operating income for the quarter fell 28% to $4.3 million from $6.0 million for the same period in 1998 due to the foregoing factors.

INTEREST EXPENSE. Interest expense for the quarter increased to $18.6 million compared with $2.7 million for the same period in 1998. The increase is due to $735 million of long-term debt incurred for ACL's recapitalization.

(LOSS) EARNINGS BEFORE INCOME TAXES. Earnings (loss) before income taxes and before the cumulative effect of an accounting change was a loss of $12.9 million in the 1999 quarter compared with earnings of $3.3 million for the same period in 1998 due to the reasons discussed above.

INCOME TAXES (BENEFIT). Income taxes for the quarter decreased to a benefit of $0.1 million from an expense of $2.6 million for last year's quarter. ACL's domestic corporate subsidiaries, except ACL Capital Corp., were converted to limited liability companies on June 30, 1998. Due to the change in tax status, the domestic subsidiaries no longer pay income taxes.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In the first quarter of 1999, ACL adopted AICPA Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." Implementing the new accounting rule, which applies to workers compensation second-injury fund assessments, resulted in a non-cash, cumulative-effect adjustment of $1.7 million in the first quarter.

NET (LOSS) EARNINGS. Net (loss) earnings for the quarter was a loss of $14.5 million compared with earnings of $0.7 million for the same period in 1998, due to the foregoing factors.

OUTLOOK

Management expects the domestic barging demand and spot rates for grain, bulk and steel to improve in 1999 compared with 1998 levels. The U.S. Department of Agriculture currently forecasts 1999 corn exports of 1.825 billion bushels, an increase of 325 million bushels over 1998 levels. ACL's domestic barging volumes should also increase due to the larger fleet. However, adverse operating conditions, primarily high water on the Upper Mississippi River due to heavy rains in April which extended into May, are expected to negatively impact domestic barging results in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the Recapitalization, ACL incurred $735 million in long-term debt consisting of two term loans in the principal amount of $435 million, a revolving credit facility and the issuance of letters of credit in an aggregate amount up to $100 million (the "Senior Credit Facilities"), and $300 million in Senior Notes (the "Senior Notes"). Prior to the Recapitalization, ACL participated in CSX's cash management plan, through which most of its cash needs were funded by CSX and any excess cash was advanced to CSX for investment.

The Senior Credit Facilities and the Senior Notes contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios and minimum interest coverage ratios. A failure to maintain specified financial ratios could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

Cash totaled $65.3 million at April 2, 1999, and there were no loans outstanding under the revolving credit facility. Cash generated from operations totaled $32.4 million in the first quarter of 1999 compared to $8.6 million in the first quarter of 1998. The increase was primarily due to the timing of cash disbursements related to accounts payable.

Management believes that cash generated from operations together with the borrowings available under the revolving credit facility are more than sufficient to fund its cash requirements, including capital expenditures for fleet replacement, maintenance and expansion, working capital, interest payments and scheduled principal payments.

Capital expenditures for 1999 are projected to be $65 million to $70 million. As of April 2, 1999, $12.3 million had been spent.

YEAR 2000

ACL formed a Year 2000 project team in mid-1997 to identify information technology and non-information technology systems that require modification for the Year 2000. A project plan has been developed with goals and target dates. ACL is aggressively working toward being Year 2000 compliant.

Over the past two years, ACL has developed, upgraded and replaced certain systems to meet its core business requirements, with the additional benefit of achieving Year 2000 compliance for those systems. ACL's current Year 2000 effort encompasses all functions and operations of ACL, including those of American Commercial Barge Line (domestic barging); Jeffboat (shipyards), American Commercial Terminals (marine terminals); Louisiana Dock Company (marine services); American Commercial Lines International (international barging and marine services); and Waterway Communications System (marine telecommunications).

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

The Year 2000 project team has representatives from senior management and key areas of its operations. The team provides overall guidance and coordination of the project through monthly meetings and reports, with more frequent meetings, as needed, for certain sub-team functions. ACL's senior management and the Board of Managers monitor this effort through periodic status reports.

ACL's business areas are in various stages of its Year 2000 project plan. The remediation of its mainframe and client server systems are essentially complete, except for a shore-based boat maintenance and inventory system which will be replaced by a target date of the end of July 1999. Documentation of test plans was completed in April 1999. Testing of mission critical mainframe and client server computer systems began in April 1999, with such testing expected to continue through 1999.

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

ACL is currently assessing the consequences of any delays in its Year 2000 initiatives or any remediation effort not being successful, and has begun planning for contingencies, including efforts to address disruptions in third-party services, such as telecommunications and electricity, on which its systems and operations rely. ACL expects to complete these contingency plans by the end of July 1999. These plans will include securing alternate or replacement suppliers for goods and/or services and developing other strategic solutions for mission critical areas should the need arise.

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

ACL has spent $1.5 million to date, related to this project. The remaining cost of the Year 2000 project is presently estimated at $1.8 million, which will be expensed as incurred through 2000. The total estimated cost of $3.3 million will comprise approximately 16% of ACL's total technology budget for the project period and includes $2.3 million to upgrade and replace software and $1.0 million for hardware. A portion of the total Year 2000 project expense is represented by existing staff that has been or will be deployed to this project. ACL has also engaged consultants and contractors to assist in its Year 2000 efforts.

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

As part of its Year 2000 project, ACL is in communication with its mission critical suppliers, larger customers and financial institutions and other significant third parties to assess their Year 2000 readiness. ACL has identified these businesses and entities based upon revenue generated to ACL and its dependence for key goods and/or services they supply. ACL has conducted an initial survey of these key trading partners and is conducting more thorough reviews or audits based upon these responses. However, risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as U.S. businesses.

CHANGES IN ACCOUNTING STANDARDS

In December 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1.7 million in non-cash expense.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains certain forward-looking statements about ACL's financial position and results of operations. These statements include words such as "believe," "expect," "anticipate," "intend," "estimate" or other similar words. Any statements that express or involve discussion as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

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

As a result of these and other factors discussed in "Risk Factors," Exhibit
99.1 to ACL's 1998 Annual Report on Form 10-K for the year ended December 25, 1998, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made. ACL undertakes no obligation to update or revise any forward-looking statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to ACL's exposure to market risks discussed in Item 7A of ACL's 1998 Annual Report on Form 10-K for the year ended December 25, 1998.

                                     PART II

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         Exhibit 27.1 -   Financial Data Schedule


         REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed in the first quarter of 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COMMERCIAL LINES LLC
                                        (Registrant)


Date:  May 17, 1999                     By:   /s/ James J. Wolff
                                             ---------------------------
                                        Name:   James J. Wolff
                                        Title:  Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)