Form 10-Q
period 1999-07-02
AMERICAN COMMERCIAL LINES LLC
filed 1999-08-10
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


              AS OF JULY 2, 1999, THE REGISTRANT HAD 100 MEMBERSHIP
                             INTERESTS OUTSTANDING.

                                      INDEX


                                                                                  Page Number
PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements (unaudited)


1.   Condensed Consolidated Statement of Earnings for the
     Quarters and Six Months Ended  July 2, 1999 and June 26, 1998                      2

2.   Condensed Consolidated Statement of Cash Flows for the
     Six Months Ended July 2, 1999 and June 26, 1998                                    3

3.   Condensed Consolidated Statement of Financial Position
     At July 2, 1999 and  December 25, 1998                                             4

Notes to Condensed Consolidated Financial Statements                                    5


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                                  17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                   22


PART II.  OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K.                                             23


Signature                                                                              23

                                     PART 1

                              FINANCIAL INFORMATION

         Item. 1.   Financial Statements


                          AMERICAN COMMERCIAL LINES LLC
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN THOUSANDS)


                                                               QUARTERS ENDED                         SIX MONTHS ENDED
                                                    --------------------------------------     -------------------------------
                                                         JULY 2,             JUNE 26,             JULY 2,         JUNE 26,
                                                          1999                 1998                1999             1998
                                                    ------------------   -----------------     --------------   --------------
                                                                  (UNAUDITED)                            (UNAUDITED)
OPERATING REVENUE                                           $ 189,961           $ 150,047          $ 363,178        $ 266,858

OPERATING EXPENSE
     Materials, Supplies and Other                             92,358              74,262            182,577          122,152
     Labor and Fringe Benefits                                 44,857              37,243             90,516           73,259
     Fuel                                                      13,756              11,321             26,233           22,659
     Depreciation and Amortization                             12,413              10,415             25,448           20,569
     Taxes, Other Than Income Taxes                             6,622               5,622             14,133           11,027
                                                    ------------------   -----------------     --------------   --------------
                                                              170,006             138,863            338,907          249,666
                                                    ------------------   -----------------     --------------   --------------

OPERATING INCOME                                               19,955              11,184             24,271           17,192

OTHER EXPENSE (INCOME)
     Interest Expense                                          17,016               1,220             35,596            2,097
     Interest Expense, Affiliate - Net                              -               2,121                  -            3,971
     Other, Net                                                   (38)                712             (1,354)             687
                                                    ------------------   -----------------     --------------   --------------
                                                               16,978               4,053             34,242            6,755
                                                    ------------------   -----------------     --------------   --------------
EARNINGS (LOSS)  BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     2,977               7,131             (9,971)          10,437

INCOME TAXES (BENEFIT)                                            189             (64,849)                51          (62,225)
                                                    ------------------   -----------------     --------------   --------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                          2,788              71,980            (10,022)          72,662

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                              -                   -             (1,737)               -
                                                    ------------------   -----------------     --------------   --------------

NET EARNINGS (LOSS)                                           $ 2,788            $ 71,980          $ (11,759)        $ 72,662
                                                    ------------------   -----------------     --------------   --------------
                                                    ------------------   -----------------     --------------   --------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       AMERICAN COMMERCIAL LINES LLC
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (DOLLARS IN THOUSANDS)


                                                                                        SIX MONTHS ENDED
                                                                             ---------------------------------------
                                                                                 JULY 2,               JUNE 26,
                                                                                   1999                  1998
                                                                             -----------------     -----------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES
     Net (Loss) Earnings                                                            $ (11,759)             $ 72,662
     Adjustments to Reconcile Net (Loss) Earnings to
        Net Cash Provided by (Used in):
           Depreciation and Amortization                                               26,857                20,569
           Deferred Income Taxes                                                            -               (63,601)
           Other Operating Activities                                                  (1,888)                5,377
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                                       4,240                10,403
              Materials and Supplies                                                    2,493               (17,211)
              Accrued Interest                                                        (14,445)                 (225)
              Other Current Assets                                                        386                (2,013)
              Due to Affiliates                                                             -                  (306)
              Other Current Liabilities                                                 8,003               (12,982)
                                                                             -----------------     -----------------
              Net Cash Provided by Operating Activities                                13,887                12,673

INVESTING ACTIVITIES
     Property Additions                                                               (23,026)              (25,034)
     Proceeds from Property Dispositions                                                1,243                 3,150
     Restricted Investments                                                                 -               (26,128)
     Other Investing Activities                                                        (3,519)               (3,010)
                                                                             -----------------     -----------------
              Net Cash Used in Investing Activities                                   (25,302)              (51,022)

FINANCING ACTIVITIES
     Short-Term Debt Issued                                                            25,000                     -
     Short-Term Debt Repaid                                                           (25,000)                    -
     Partner Distribution                                                                (541)                    -
     Long-Term Debt Repaid                                                             (1,500)               (2,242)
     Affiliate Debt Repaid                                                                  -               (11,200)
     Cash Dividends Paid                                                                    -                (9,500)
     Other Financing                                                                    2,816                (2,720)
     Short Term Borrowing from Affiliates                                                   -                68,106
                                                                             -----------------     -----------------
              Net Cash Provided by Financing Activities                                   775                42,444

Net (Decrease) Increase in Cash and Cash Equivalents                                  (10,640)                4,095
Cash and Cash Equivalents at Beginning of Period                                       49,356                 6,925
                                                                             -----------------     -----------------
              Cash and Cash Equivalents at End of Period                             $ 38,716              $ 11,020
                                                                             -----------------     -----------------
                                                                             -----------------     -----------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
               CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                 JULY 2,               DEC. 25,
                                                                                   1999                  1998
                                                                             -----------------     -----------------
                                                                               (UNAUDITED)
                                   ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                                      $  38,716              $ 49,356
     Accounts Receivable, Net                                                          84,942                88,556
     Materials and Supplies                                                            37,120                39,054
     Restricted Investments                                                            25,912                     -
     Other Current Assets                                                              19,576                19,962
                                                                             -----------------     -----------------
        Total Current Assets                                                          206,266               196,928

  PROPERTIES-Net                                                                      548,356               541,415
  RESTRICTED INVESTMENTS                                                                    -                25,912
  NET PENSION ASSET                                                                    22,336                21,490
  OTHER ASSETS                                                                         54,238                52,785
                                                                             -----------------     -----------------
        Total Assets                                                                $ 831,196             $ 838,530
                                                                             -----------------     -----------------
                                                                             -----------------     -----------------

                                LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                                               $  46,563             $  39,823
     Accrued Payroll and Fringe Benefits                                               19,163                23,166
     Deferred Revenue                                                                  12,120                 9,459
     Accrued Claims and Insurance Premiums                                             16,093                14,661
     Accrued Interest                                                                   8,078                22,523
     Current Portion of Long-Term Debt                                                 26,400                 2,500
     Other Current Liabilities                                                         63,343                47,109
                                                                             -----------------     -----------------
        Total Current Liabilities                                                     191,760               159,241

  LONG-TERM DEBT                                                                      731,000               756,400
  PENSION LIABILITY                                                                    19,347                19,347
  OTHER LONG-TERM LIABILITIES                                                          30,958                33,937
                                                                             -----------------     -----------------
                                                                                      973,065               968,925
                                                                             -----------------     -----------------

                              MEMBER'S DEFICIT

  Member's Interest                                                                   220,047               220,047
  Other Capital                                                                       161,877               161,051
  Retained Deficit                                                                   (523,793)             (511,493)
                                                                             -----------------     -----------------
        Total Member's Deficit                                                       (141,869)             (130,395)
                                                                             -----------------     -----------------

        Total Liabilities and Member's Deficit                                      $ 831,196             $ 838,530
                                                                             -----------------     -----------------
                                                                             -----------------     -----------------

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION


In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at July 2, 1999 and December 25, 1998, the results of its operations, and its cash flows for the six months ended July 2, 1999 and June 26, 1998, such adjustments being of a normal recurring nature. Operating results for the quarter and six months ended July 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999.

American Commercial Lines LLC ("ACL") was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent"), completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL. ACL issued $735 million in new debt in connection with these transactions. These transactions were accounted for as a recapitalization of ACL and the NMI Contribution was recorded by the purchase method of accounting. The results of the NMI operations and cash flows are included in the accompanying financial statements since June 30, 1998.

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

ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 27 weeks ended July 2, 1999 and the 13 and 26 weeks ended June 26, 1998, and the fiscal year (52 weeks) ended December 25, 1998.

NOTE 2. MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                                                    JULY 2,                DEC. 25,
                                                                     1999                   1998
                                                               -----------------    ----------------------
     Raw Materials                                                 $  7,606               $   9,802
     Work in Process                                                 11,012                   9,829
     Parts and Supplies                                              18,502                  19,423
                                                                -----------------    ----------------------
                                                                   $ 37,120                $ 39,054
                                                                -----------------    ----------------------
                                                                -----------------    ----------------------

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




NOTE 3. BUSINESS SEGMENTS

                                                                 REPORTABLE SEGMENTS
                                                          --------------------------------      ALL OTHER
                                                             BARGING         CONSTRUCTION      SEGMENTS (1)          TOTAL
                                                          --------------     ------------      ------------        ----------
QUARTER ENDED JULY 2, 1999
Revenues  from external customers                              $ 148,526         $ 36,096          $ 5,339         $ 189,961
Intersegment revenues                                                  -              506            1,231             1,737
Segment earnings                                                  15,150            3,460            1,345            19,955

QUARTER ENDED JUNE 26, 1998
Revenues  from external customers                              $ 113,888         $ 29,448          $ 6,711         $ 150,047
Intersegment revenues                                                  -            1,595            1,035             2,630
Segment earnings                                                   9,805            3,063            2,021            14,889

SIX MONTHS ENDED JULY 2, 1999
Revenues  from external customers                              $ 283,071         $ 68,351         $ 11,756         $ 363,178
Intersegment revenues                                                  -           12,680            2,986            15,666
Segment earnings                                                  13,754            6,808            3,709            24,271

SIX MONTHS ENDED JUNE 26, 1998
Revenues  from external customers                              $ 216,338         $ 37,318         $ 13,202         $ 266,858
Intersegment revenues                                                  -           11,065            1,994            13,059
Segment earnings                                                  16,830            4,150            3,622            24,602


(1) Financial data for segments below the reporting thresholds are attributable to two operating segments a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                              QUARTERS ENDED                       SIX MONTHS ENDED
                                                        JULY 2,             JUNE 26,            JULY 2,           JUNE 26,
                                                          1999               1998                1999              1998
                                                     ----------------------------------     ---------------------------------
     Revenues
     Revenues from external customers                     $ 189,961          $ 150,047           $ 363,178         $ 266,858
     Intersegment revenues                                    1,737              2,630              15,666            13,059
     Elimination of intersegment revenues                    (1,737)            (2,630)            (15,666)          (13,059)
                                                     ---------------     --------------     ---------------    --------------
     Operating revenue                                    $ 189,961          $ 150,047           $ 363,178         $ 266,858
                                                     ---------------     --------------     ---------------    --------------
                                                     ---------------     --------------     ---------------    --------------

     EARNINGS
     Total segment earnings                               $  19,955          $  14,889           $  24,271         $  24,602
     Unallocated amounts:
       Management service fee charged by CSX                      -             (3,705)                  -            (7,410)
       Interest expense                                     (17,016)            (1,220)            (35,596)           (2,097)
       Interest expense, affiliate - net                          -             (2,121)                  -            (3,971)
       Other, net                                                38               (712)              1,354              (687)
                                                     ---------------     --------------     ---------------    --------------
     Earnings (Loss) before income taxes and
       cumulative effect of accounting change             $   2,977          $   7,131           $  (9,971)        $  10,437
                                                     ---------------     --------------     ---------------    --------------
                                                     ---------------     --------------     ---------------    --------------

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



NOTE 4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

ACL had unpaid property additions of $11,033 at July 2, 1999 recorded as Other Current Liabilities. Payments were made in July 1999.

NOTE 5. CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 6. CHANGES IN ACCOUNTING STANDARDS

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

NOTE 7. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for ACL as of July 2, 1999 and December 25, 1998 and the quarters and six months ended July 2, 1999 and June 26, 1998.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
 CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED JULY 2, 1999
                             (DOLLARS IN THOUSANDS)


                                                              GUARANTOR            OTHER                               COMBINED
                                                             SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            ---------------    --------------     --------------     --------------
OPERATING REVENUE                                                $ 174,635          $ 15,326          $       -            189,961
OPERATING EXPENSE
     Materials, Supplies and Other                                  85,721             6,637                  -             92,358
     Labor and Fringe Benefits                                      42,197             2,660                  -             44,857
     Fuel                                                           12,910               846                  -             13,756
     Depreciation and Amortization                                  11,115             1,298                  -             12,413
     Taxes, Other Than Income Taxes                                  6,473               149                  -              6,622
                                                            ---------------    --------------     --------------     --------------
                                                                   158,416            11,590                  -            170,006
                                                            ---------------    --------------     --------------     --------------
OPERATING INCOME                                                    16,219             3,736                  -             19,955
OTHER EXPENSE (INCOME)
     Interest Expense                                               17,016                 -                  -             17,016
     Interest Expense, Affiliate - Net                                   -             1,013             (1,013)                 -
     Other, Net                                                     (1,593)              542              1,013                (38)
                                                            ---------------    --------------     --------------     --------------
                                                                    15,423             1,555                  -             16,978
                                                            ---------------    --------------     --------------     --------------
EARNINGS BEFORE INCOME TAXES                                           796             2,181                  -              2,977
INCOME TAXES                                                            52               137                  -                189

                                                            ---------------    --------------     --------------     --------------
NET EARNINGS                                                     $     744          $  2,044          $       -           $  2,788
                                                            ---------------    --------------     --------------     --------------
                                                            ---------------    --------------     --------------     --------------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
 CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE QUARTER ENDED JUNE 26, 1998
                             (DOLLARS IN THOUSANDS)


                                                       GUARANTOR            OTHER                                COMBINED
                                                      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                     ---------------    ---------------     --------------     --------------
OPERATING REVENUE                                         $ 136,663           $ 13,384          $       -          $ 150,047
OPERATING EXPENSE
     Materials, Supplies and Other                           66,848              7,414                  -             74,262
     Labor and Fringe Benefits                               34,562              2,681                  -             37,243
     Fuel                                                    10,443                878                  -             11,321
     Depreciation and Amortization                            9,038              1,377                  -             10,415
     Taxes, Other Than Income Taxes                           5,602                 20                  -              5,622
                                                     ---------------    ---------------     --------------     --------------
                                                            126,493             12,370                  -            138,863
                                                     ---------------    ---------------     --------------     --------------
OPERATING INCOME                                             10,170              1,014                  -             11,184
OTHER EXPENSE (INCOME)
     Interest Expense                                         1,220                  -                  -              1,220
     Interest Expense, Affiliate - Net                        2,121                772               (772)             2,121
     Other, Net                                                (555)               495                772                712
                                                     ---------------    ---------------     --------------     --------------
                                                              2,786              1,267                  -              4,053
                                                     ---------------    ---------------     --------------     --------------
EARNINGS (LOSS) BEFORE INCOME TAXES                           7,384               (253)                 -              7,131
INCOME TAXES (BENEFIT)                                      (64,932)                83                  -            (64,849)
                                                     ---------------    ---------------     --------------     --------------
NET EARNINGS (LOSS)                                       $  72,316           $   (336)         $       -          $  71,980
                                                     ---------------    ---------------     --------------     --------------
                                                     ---------------    ---------------     --------------     --------------

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE SIX MONTHS ENDED
                                  JULY 2, 1999
                             (DOLLARS IN THOUSANDS)


                                                             GUARANTOR            OTHER                              COMBINED
                                                           SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS         TOTALS
                                                           --------------     --------------    ---------------    --------------
OPERATING REVENUE                                              $ 342,639           $ 20,539         $        -         $ 363,178
OPERATING EXPENSE
     Materials, Supplies and Other                               170,287             12,290                  -           182,577
     Labor and Fringe Benefits                                    85,581              4,935                  -            90,516
     Fuel                                                         24,921              1,312                  -            26,233
     Depreciation and Amortization                                22,854              2,594                  -            25,448
     Taxes, Other Than Income Taxes                               13,802                331                  -            14,133
                                                           --------------     --------------    ---------------    --------------
                                                                 317,445             21,462                  -           338,907
                                                           --------------     --------------    ---------------    --------------
OPERATING INCOME (LOSS)                                           25,194               (923)                 -            24,271
OTHER EXPENSE (INCOME)
     Interest Expense                                             35,596                  -                  -            35,596
     Interest Expense, Affiliate - Net                                 -              2,008             (2,008)                -
     Other, Net                                                   (3,027)              (335)             2,008            (1,354)
                                                           --------------     --------------    ---------------    --------------
                                                                  32,569              1,673                  -            34,242
                                                           --------------     --------------    ---------------    --------------
LOSS BEFORE INCOME TAXES                                          (7,375)            (2,596)                 -            (9,971)
INCOME TAXES (BENEFIT)                                               141                (90)                 -                51
                                                           --------------     --------------    ---------------    --------------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                               (7,516)            (2,506)                 -           (10,022)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            (1,737)                 -                  -            (1,737)
                                                           --------------     --------------    ---------------    --------------
NET LOSS                                                       $  (9,253)          $ (2,506)        $        -         $ (11,759)
                                                           --------------     --------------    ---------------    --------------
                                                           --------------     --------------    ---------------    --------------

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
       CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE SIX MONTHS ENDED
                                JUNE 26, 1998
                             (DOLLARS IN THOUSANDS)


                                                       GUARANTOR            OTHER                                COMBINED
                                                      SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                     ---------------    ---------------     --------------     --------------
OPERATING REVENUE                                         $ 249,464           $ 17,394         $        -          $ 266,858
OPERATING EXPENSE
     Materials, Supplies and Other                          110,194             11,958                  -            122,152
     Labor and Fringe Benefits                               68,790              4,469                  -             73,259
     Fuel                                                    21,355              1,304                  -             22,659
     Depreciation and Amortization                           18,240              2,329                  -             20,569
     Taxes, Other Than Income Taxes                          10,973                 54                  -             11,027
                                                     ---------------    ---------------     --------------     --------------
                                                            229,552             20,114                  -            249,666
                                                     ---------------    ---------------     --------------     --------------
OPERATING INCOME (LOSS)                                      19,912             (2,720)                 -             17,192
OTHER EXPENSE (INCOME)
     Interest Expense                                         2,097                  -                  -              2,097
     Interest Expense, Affiliate - Net                        3,971              1,531             (1,531)             3,971
     Other, Net                                              (1,265)               421              1,531                687
                                                     ---------------    ---------------     --------------     --------------
                                                              4,803              1,952                  -              6,755
                                                     ---------------    ---------------     --------------     --------------
EARNINGS (LOSS) BEFORE INCOME TAXES                          15,109             (4,672)                 -             10,437
INCOME TAXES (BENEFIT)                                      (62,320)                95                  -            (62,225)
                                                     ---------------    ---------------     --------------     --------------
NET EARNINGS (LOSS)                                       $  77,429           $ (4,767)        $        -          $  72,662
                                                     ---------------    ---------------     --------------     --------------
                                                     ---------------    ---------------     --------------     --------------

                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)
    CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                  JULY 2, 1999
                             (DOLLARS IN THOUSANDS)


                                                               GUARANTOR          OTHER                             COMBINED
                                                             SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTALS
                                                             --------------   ---------------   ---------------   --------------
OPERATING ACTIVITIES
     Net Loss                                                     $ (9,253)         $ (2,506)       $        -        $ (11,759)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by:
           Depreciation and Amortization                            24,263             2,594                 -           26,857
           Deferred Income Taxes                                         -                 -                 -                -
           Other Operating Activities                                 (225)           (1,663)                -           (1,888)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                    2,368             1,872                 -            4,240
              Materials and Supplies                                 2,554               (61)                -            2,493
              Accrued Interest                                     (14,445)                -                 -          (14,445)
              Other Current Assets                                 (12,777)           13,163                 -              386
              Other Current Liabilities                              9,048            (1,045)                -            8,003
                                                             --------------   ---------------   ---------------   --------------
              Net Cash Provided by
                  Operating Activities                               1,533            12,354                 -           13,887

INVESTING ACTIVITIES
     Property Additions                                            (13,786)           (9,240)                -          (23,026)
     Proceeds from Property Dispositions                             1,243                 -                 -            1,243
     Other Investing Activities                                     (1,830)             (644)           (1,045)          (3,519)
                                                             --------------   ---------------   ---------------   --------------
              Net Cash Used in Investing Activities                (14,373)           (9,884)           (1,045)         (25,302)

FINANCING ACTIVITIES
     Short-Term Debt Issued                                         25,000                 -                 -           25,000
     Short-Term Debt Repaid                                        (25,000)                -                 -          (25,000)
     Partner Distribution                                             (541)                -                 -             (541)
     Long-Term Debt Repaid                                          (1,500)                -                 -           (1,500)
     Cash Dividends Paid                                                 -            (1,975)            1,975                -
     Other Financing Activities                                      2,816                 -                 -            2,816
     Borrowing from Affiliates                                           -               930              (930)               -
                                                             --------------   ---------------   ---------------   --------------
              Net Cash Provided by (Used in) Financing
                Activities                                             775            (1,045)            1,045              775

Net (Decrease) Increase in Cash and Cash Equivalents               (12,065)            1,425                 -          (10,640)
Cash and Cash Equivalents at Beginning of Period                    44,054             5,302                 -           49,356
                                                             --------------   ---------------   ---------------   --------------
              Cash and Cash Equivalents at End of Period          $ 31,989          $  6,727        $        -        $  38,716
                                                             --------------   ---------------   ---------------   --------------
                                                             --------------   ---------------   ---------------   --------------

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
 CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                  JUNE 26, 1998
                             (DOLLARS IN THOUSANDS)


                                                                GUARANTOR           OTHER                             COMBINED
                                                               SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS         TOTALS
                                                              ---------------   ---------------  ---------------   ---------------
OPERATING ACTIVITIES
     Net Earnings (Loss)                                            $ 77,429          $ (4,767)      $       -          $ 72,662
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided by:
           Depreciation and Amortization                              18,240             2,329                -            20,569
           Deferred Income Taxes                                     (63,601)                -                -           (63,601)
           Other Operating Activities                                    863             4,514                -             5,377
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                     14,797            (4,394)               -            10,403
              Materials and Supplies                                 (16,792)             (419)               -           (17,211)
              Accrued Interest                                          (225)                -                -              (225)
              Other Current Assets                                    (7,659)            5,646                -            (2,013)
              Due to Affiliates                                         (306)                -                -              (306)
              Other Current Liabilities                              (12,342)             (640)               -           (12,982)
                                                              ---------------   ---------------  ---------------   ---------------
              Net Cash Provided by
                  Operating Activities                                10,404             2,269                -            12,673

INVESTING ACTIVITIES
     Property Additions                                               (7,535)          (17,499)               -           (25,034)
     Proceeds from Property Dispositions                               2,897               253                -             3,150
     Restricted Investments                                          (26,128)                -                -           (26,128)
     Other Investing Activities                                      (16,061)           (1,947)          14,998            (3,010)
                                                              ---------------   ---------------  ---------------   ---------------
              Net Cash Used in Investing Activities                  (46,827)          (19,193)          14,998           (51,022)

FINANCING ACTIVITIES
     Long-Term Debt Repaid                                            (2,242)                -                -            (2,242)
     Affiliate Debt Repaid                                           (11,200)                -                -           (11,200)
     Cash Dividends Paid                                              (9,500)           (4,345)           4,345            (9,500)
     Other Financing Activities                                       (2,720)           15,343          (15,343)           (2,720)
     Borrowings from Affiliates                                       68,106             4,000           (4,000)           68,106
                                                              ---------------   ---------------  ---------------   ---------------
              Net Cash Provided by Financing Activities               42,444            14,998          (14,998)           42,444

Net Increase (Decrease) in Cash and Cash Equivalents                   6,021            (1,926)               -             4,095
Cash and Cash Equivalents at Beginning of Year                         2,868             4,057                -             6,925
                                                              ---------------   ---------------  ---------------   ---------------
              Cash and Cash Equivalents at End of Period            $  8,889          $  2,131       $        -         $  11,020
                                                              ---------------   ---------------  ---------------   ---------------
                                                              ---------------   ---------------  ---------------   ---------------

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
       CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT JULY 2, 1999
                             (DOLLARS IN THOUSANDS)


                                                          GUARANTOR             OTHER                               COMBINED
                                                         SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS          TOTALS
                                                       -----------------    ---------------    --------------    ---------------
               ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                  $  31,989           $  6,727         $       -          $  38,716
   Accounts Receivable - Net                                     76,648              8,294                 -             84,942
   Materials and Supplies                                        34,594              2,526                 -             37,120
   Restricted Investments                                        25,912                  -                 -             25,912
   Other Current Assets                                          43,544            (21,054)           (2,914)            19,576
                                                       -----------------    ---------------    --------------    ---------------
      Total Current Assets                                      212,687             (3,507)           (2,914)           206,266
PROPERTIES - NET                                                471,321             77,035                 -            548,356
RESTRICTED INVESTMENTS                                                -                  -                 -                  -
NET PENSION ASSET                                                22,336                  -                 -             22,336
OTHER ASSETS                                                    107,300             18,692           (71,754)            54,238
                                                       -----------------    ---------------    --------------    ---------------
        TOTAL ASSETS                                          $ 813,644           $ 92,220         $ (74,668)         $ 831,196
                                                       -----------------    ---------------    --------------    ---------------
                                                       -----------------    ---------------    --------------    ---------------

            LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                           $  43,755           $  2,808         $       -          $  46,563
   Accrued Payroll and Fringe Benefits                           19,165                 (2)                -             19,163
   Due to Affiliates                                                  -              2,914            (2,914)                 -
   Deferred Revenue                                              12,120                  -                 -             12,120
   Accrued Claims and Insurance Premiums                         16,093                  -                 -             16,093
   Accrued Interest                                               8,078                  -                 -              8,078
   Current Portion of Long-Term Debt                             26,400                  -                 -             26,400
   Other Current Liabilities                                     57,211              6,132                 -             63,343
                                                       -----------------    ---------------    --------------    ---------------
      Total Current Liabilities                                 182,822             11,852            (2,914)           191,760
LONG-TERM DEBT                                                  731,000             42,216           (42,216)           731,000
PENSION LIABILITY                                                19,347                  -                 -             19,347
OTHER LONG-TERM LIABILITIES                                      22,344              8,614                 -             30,958
                                                       -----------------    ---------------    --------------    ---------------
                                                                955,513             62,682           (45,130)           973,065
                                                       -----------------    ---------------    --------------    ---------------

           MEMBER'S DEFICIT

Member's Interest                                               220,047                  -                 -            220,047
Other Capital                                                   161,877             44,777           (44,777)           161,877
Retained Deficit                                               (523,793)           (15,239)           15,239           (523,793)
                                                       -----------------    ---------------    --------------    ---------------
      Total Member's Deficit                                   (141,869)            29,538           (29,538)          (141,869)
                                                       -----------------    ---------------    --------------    ---------------
      Total Liabilities and Member's Deficit                  $ 813,644           $ 92,220         $ (74,668)         $ 831,196
                                                       -----------------    ---------------    --------------    ---------------
                                                       -----------------    ---------------    --------------    ---------------

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)

                                                           GUARANTOR             OTHER                               COMBINED
                                                          SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS          TOTALS
                                                        -----------------    ---------------    --------------    ---------------
                             ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                    $ 44,054            $ 5,302               $ -           $ 49,356
   Accounts Receivable, Net                                       78,390             10,166                 -             88,556
   Materials and Supplies                                         36,589              2,465                 -             39,054
   Other Current Assets                                           30,767             (7,891)           (2,914)            19,962
                                                        -----------------    ---------------    --------------    ---------------
      Total Current Assets                                       189,800             10,042            (2,914)           196,928
PROPERTIES - NET                                                 471,911             69,504                 -            541,415
RESTRICTED INVESTMENTS                                            25,912                  -                 -             25,912
NET PENSION ASSET                                                 21,490                  -                 -             21,490
OTHER ASSETS                                                     109,157             18,933           (75,305)            52,785
                                                        -----------------    ---------------    --------------    ---------------
        TOTAL ASSETS                                           $ 818,270           $ 98,479         $ (78,219)         $ 838,530
                                                        -----------------    ---------------    --------------    ---------------
                                                        -----------------    ---------------    --------------    ---------------

                          LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                            $  37,602           $  2,221         $       -          $  39,823
   Accrued Payroll and Fringe Benefits                            23,149                 17                 -             23,166
   Due to Affiliates                                                   -              2,914            (2,914)                 -
   Deferred Revenue                                                9,459                  -                 -              9,459
   Accrued Claims and Insurance Premiums                          14,661                  -                 -             14,661
   Accrued Interest                                               22,523                  -                 -             22,523
   Current Portion of Long-Term Debt                               2,500                  -                 -              2,500
   Other Current Liabilities                                      39,364              7,745                 -             47,109
                                                        -----------------    ---------------    --------------    ---------------
      Total Current Liabilities                                  149,258             12,897            (2,914)           159,241
LONG-TERM NOTE PAYABLE TO AFFILIATE                                    -             41,286           (41,286)                 -
DEFERRED INCOME TAXES                                                 16                (16)                -                  -
LONG-TERM DEBT                                                   756,400                  -                 -            756,400
PENSION LIABILITY                                                 19,347                  -                 -             19,347
OTHER LONG-TERM LIABILITIES                                       23,644             10,293                 -             33,937
                                                        -----------------    ---------------    --------------    ---------------
                                                                 948,665             64,460           (44,200)           968,925
                                                        -----------------    ---------------    --------------    ---------------

                       MEMBER'S DEFICIT

Member's Interest                                                220,047                  -                 -            220,047
Other Capital                                                    161,051             44,777           (44,777)           161,051
Retained Deficit                                                (511,493)           (10,758)           10,758           (511,493)
                                                        -----------------    ---------------    --------------    ---------------
      Total Member's Deficit                                    (130,395)            34,019           (34,019)          (130,395)
                                                        -----------------    ---------------    --------------    ---------------
      Total Liabilities and Member's Deficit                   $ 818,270           $ 98,479         $ (78,219)         $ 838,530
                                                        -----------------    ---------------    --------------    ---------------
                                                        -----------------    ---------------    --------------    ---------------

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

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998, ACL's parent, American Commercial Lines Holdings LLC ("Parent"), completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura"), consisting of National Marine, Inc. ("National Marine") and its subsidiaries, was combined with that of ACL (the "Recapitalization"). ACL issued $735 million in new debt in connection with these transactions.

ACL integrated National Marine's operations into its operations in the third quarter of 1998, increasing its total barge fleet by approximately 16% with the liquid and dry cargo barge fleets increasing by 82% and 11%, respectively.


RESULTS OF OPERATIONS

QUARTER ENDED JULY 2, 1999 COMPARED WITH QUARTER ENDED JUNE 26, 1998

OPERATING REVENUE. Operating revenue for the quarter ended July 2, 1999, increased 27% to $190.0 million from $150.0 million for the second quarter of 1998. The revenue increase was primarily due to increased volumes resulting from the combination of National Marine's barging operations with those of ACL and higher sales at Jeffboat, ACL's marine construction subsidiary.

Domestic barging revenue increased $32.7 million to $133.2 million primarily due to increased volumes as a result of the larger fleet. This increase was partially offset by adverse operating conditions in late April. Heavy rains contributed to high water on the upper Mississippi River, resulting in delays and smaller tow sizes. Domestic spot grain rates were higher in the second quarter of 1999 compared to 1998 due to increased demand for U.S. grain exports. Revenue at Jeffboat rose $6.6 million to $36.1 million, reflecting significantly higher sales of hopper barges to third-party customers. International barging revenues increased $1.9 million to $15.3 million, primarily due to higher volumes at ACBL de Venezuela ("ACBLV") where navigation on the river system began earlier in the second quarter of 1999 than it did in 1998.

OPERATING EXPENSE. Operating expense for the quarter increased 22% to $170.0 million from $138.9 million in the same quarter last year. The increase in expenses was largely due to higher domestic barging volumes and increased production at Jeffboat. Domestic barging expenses rose $30.1 million to $121.8 million, primarily due to increased volumes from the larger fleet size but also because of adverse operating conditions resulting from high water on the upper Mississippi River in April. Fuel prices were slightly lower in the second quarter of 1999 compared to 1998. Jeffboat's expenses rose $6.3 million to $32.6 million due to higher volumes. International barging expenses decreased $0.8 million to $11.6 million, primarily due to decreases at ACBL Hidrovias ("ACBLH"), which operates along the Parana/Paraguay River system, because of start-up costs incurred in 1998. Expenses decreased slightly at ACBLV where increases due to volume were more than offset by decreases resulting from releasing some barge charters in the second quarter of 1999. Elimination of the CSX corporate management fee pursuant to the Recapitalization reduced second quarter 1999 expenses by $3.7 million compared to 1998.

OPERATING INCOME. Operating income for the quarter rose 78% to $20.0 million from $11.2 million for the same period in 1998 due to the foregoing factors.

INTEREST EXPENSE. Interest expense for the quarter increased to $17.0 million from $3.3 million for the same period in 1998. The increase is due to $735 million of long-term debt secured for ACL's recapitalization.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $3.0 million in the 1999 quarter compared with $7.1 million for the same period in 1998 due to the reasons discussed above.

INCOME TAXES (BENEFIT). Income taxes for the quarter increased to an expense of $0.2 million compared to a benefit of $64.8 million for last year's quarter. ACL was converted to a limited liability company in the second quarter of 1998. Due to the change in tax status, previously recognized deferred income taxes were reversed resulting in a benefit of approximately $65 million. ACL passes its U.S. federal and state taxable income to its Parent whose equity holders are responsible for income taxes.

NET EARNINGS. Net earnings for the quarter were $2.8 million compared to $72.0 million for the same period in 1998, due to the foregoing factors.


SIX MONTHS ENDED JULY 2, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 26, 1998

ACL follows a 52/53-week fiscal year ending on the last Friday in December of each year. 1999 is a 53-week year. The six months ended July 2, 1999 consisted of 27 weeks, compared with 26 weeks in the six months ended June 26, 1998. The additional week in 1999 was in the first quarter.

OPERATING REVENUE. Operating revenue for the six months ended July 2, 1999, increased 36% to $363.2 million from $266.9 million for the six months of 1998. The revenue increase was due to increased volumes resulting from the combination of National Marine's barging operations with those of ACL, higher sales at Jeffboat and the additional week during the first quarter of 1999.

Domestic barging revenue increased $63.6 million to $262.5 million primarily due to increased volumes resulting from the larger fleet and the additional week in the first quarter. These increases were partially offset by difficult operating conditions in both quarters of 1999. Severe ice forced the closure of the Illinois River for two weeks early in the first quarter and high water on the upper Mississippi River early in the second quarter resulted in delays and reduced tow sizes. Domestic rates for the six-month period in 1999 remained relatively constant compared with the same period in 1998. Rates in the first quarter of 1999 were slightly lower than 1998 primarily due to adjustments to contract prices to reflect lower fuel prices but rates were higher in the second quarter of 1999 as spot grain rates increased due to increased demand for U.S. grain exports. Revenue at Jeffboat rose $31.0 million to $68.4 million, reflecting significantly higher sales of hopper barges to third-party customers and more favorable weather conditions in the first quarter of 1999 compared to 1998. International revenues increased $3.1 million to $20.5 million, primarily due to higher volumes at ACBLV where navigation on the river system began earlier in the second quarter of 1999 than it did in 1998.

OPERATING EXPENSE. Operating expense for the six months increased 36% to $338.9 million from $249.7 million in the same quarter last year. The higher expenses were due largely to higher domestic barging volumes, increased sales at Jeffboat, adverse operating conditions in both quarters of 1999 and the additional week in the first quarter. Domestic barging expenses rose $68.5 million to $247.8 million, primarily due to increased volumes from the larger fleet size and the additional week but also because of the adverse operating conditions in both quarters. Fuel prices in the first six months of 1999 were lower than the same period last year, decreasing from 49 cents per gallon in 1998 to 42 cents per gallon in 1999. Jeffboat's expenses rose $28.4 million to $61.5 million due to significantly higher volumes. International barging expenses increased $1.3 million to $21.5 million primarily due to increased volumes at ACBLV, partially offset by lower costs at ACBLH due to start-up costs in 1998. Elimination of the CSX corporate management fee pursuant to the Recapitalization reduced 1999 expenses by $7.4 million.

OPERATING INCOME. Operating income for the six months rose 41% to $24.3 million from $17.2 million for the same period in 1998 due to the foregoing factors.

INTEREST EXPENSE. Interest expense for the six months increased to $35.6 million from $6.1 million for the same period in 1998. The increase is due to $735 million of long-term debt secured for ACL's recapitalization.

OTHER, NET. Other income for the six month period was $1.4 million compared to an expense of $0.7 million for the same period in 1998. The decrease was primarily due to higher interest income and increased earnings from a joint venture with an unconsolidated third-party which owns and operates terminal facilities.

EARNINGS (LOSS) BEFORE INCOME TAXES. Earnings (loss) before income taxes and before the cumulative effect of an accounting change was a loss of $10.0 million in the 1999 six month period compared with earnings of $10.4 million for the same period in 1998 due to the reasons discussed above.

INCOME TAXES (BENEFIT). Income taxes for the six months increased to an expense of $0.1 million from a benefit of $62.2 million for last year's six month period. ACL was converted to a limited liability company in the second quarter of 1998. Due to the change in tax status, previously recognized deferred tax liabilities were reversed in the second quarter of 1998. ACL passes its U.S. federal and state taxable income to its Parent whose equity holders are responsible for income taxes.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In the first quarter of 1999, ACL adopted AICPA Statement of Position 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." Implementing the new accounting rule, which applies to workers compensation second-injury fund assessments, resulted in a non-cash, cumulative-effect adjustment of $1.7 million in the first quarter of 1999.

NET (LOSS) EARNINGS. Net (loss) earnings for the six months was a loss of $11.8 million compared with earnings of $72.7 million for the same period in 1998, due to the foregoing factors.

OUTLOOK

Management expects the domestic barging demand and spot rates for grain, bulk and steel to continue to improve in the second half of 1999 compared with 1998 levels. The U.S. Department of Agriculture currently forecasts 1999 corn exports of 1.925 billion bushels, an increase of 425 million bushels over 1998 levels. However, two locks on the upper Mississippi River will temporarily be closed for repair in July and August. Delays are expected to negatively impact domestic barging results in the third quarter. Low water resulting from extreme heat in July may also negatively impact domestic barging results in the third quarter.

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

Cash totaled $38.7 million at July 2, 1999, and there were no loans outstanding under the revolving credit facility. Cash generated from operations totaled $13.9 million in the first six months of 1999 compared with $12.7 million in the first six months of 1998. ACL acquired 60 used barges for $11.3 million at the end of the second quarter of 1999 with payment made early in the third quarter.

Management believes that cash generated from operations together with the borrowings available under the revolving credit facility are more than sufficient to fund its cash requirements, including capital expenditures for fleet replacement, maintenance and expansion, working capital, interest payments and scheduled principal payments.

Capital expenditures for 1999 are projected to be $65 million. As of July 2, 1999, $34.1 million had been incurred.


YEAR 2000

OVERVIEW

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

SCOPE OF YEAR 2000 EFFORT

The scope of this effort includes all hardware, software and mission critical business processes. This includes, but is not limited to, mainframe and client server systems, desktop applications and spreadsheets, mainframe and personal computer hardware, voice and data communications networks, embedded systems, electronic interfaces, suppliers, customers, utilities, government agencies, financial institutions and others. ACL's focus throughout this process has remained on mission critical systems, trading partners and other third parties which have been identified as strategically important or necessary to continue its business into the new millenium.

The Year 2000 project team has representatives from senior management and key areas of the company's operations. The team provides overall guidance and coordination of the project. ACL's senior management and the Board of Managers monitor this effort through periodic status reports.


STATUS OF YEAR 2000 EFFORT

Management believes that ACL has materially completed it preparations for the Year 2000, with the exception of ongoing testing and assessment of third-party Year 2000 readiness status.

The remediation of ACL's mainframe and client server systems is materially complete. Further documentation of test plans was completed in April 1999 and testing of mission critical mainframe and client server computer systems was materially completed in July 1999 with such testing to continue through 1999, if necessary. Testing and replacement, as needed, of personal computer ("PC") hardware and software was materially completed in July 1999. ACL also completed review and remediation of material PC-resident spreadsheets in July 1999.

ACL also has completed its assessment of key operating assets, facilities and telecommunications networks for embedded technology. This assessment includes marine terminal operations and vessel systems such as electronic navigation equipment, diesel engine monitoring systems and other emergency monitors and alarms. ACL currently anticipates no material impairment of its operations due to embedded technology that cannot be addressed by remediation or contingency planning.

As part of its Year 2000 project, ACL is in communication with its mission critical suppliers, larger customers and financial institutions and other significant third parties to assess their Year 2000 readiness. ACL has conducted an initial survey of these key trading partners and has assessed, to the best of its ability, whether key trading partners are addressing their Year 2000 issues appropriately. Although initial assessments and more thorough audits, as called for, have been conducted, ACL will continue its assessment of third-party readiness throughout 1999. Further, risks associated with any such third parties located outside the United States may be higher insofar as it is generally believed that non-U.S. businesses may not be addressing their Year 2000 issues on as timely a basis as are U.S. businesses.

CONTINGENCY PLANS

ACL has assessed the consequences of Year-2000-related failures in third-party services and in any remediation effort not being successful, among other things, and has planned for contingencies, including efforts to address disruptions in third-party services, such as telecommunications and electricity, on which its systems and operations rely. The contingency plans include plans for securing alternate or replacement suppliers for goods and/or services and developing other strategic solutions for mission critical areas should the need arise. In addition, ACL has contingency plans in place on its vessels and at its facilities in the event a Year 2000-related computer system failure causes system or equipment shut down. ACL's contingency plans will be reviewed throughout the year and revised, as necessary, as business conditions and outlooks change.

ACL presently anticipates that its greatest exposure for Year 2000 problems may result from telecommunication, utility or financial institution failures; rail service or other equipment failures that hinder loading or unloading at marine terminals; failures of fuel or other key suppliers, and failures of locks or dams that impact river navigation by ACL vessels. Contingency plans have been prepared to address these and other areas of significant risk. However, there can be no assurances that ACL's contingency plans or its efforts with respect to third parties will prevent a material adverse effect on its business, results of operations or financial condition.

COST OF YEAR 2000 PROJECT

ACL has spent $1.9 million to date, related to this project. The remaining cost of the Year 2000 project is presently estimated at $1.4 million, which will be expensed as incurred through 2000. The total estimated cost of $3.3 million will comprise approximately 16% of ACL's total technology budget for the project period and includes $2.3 million to upgrade and replace software and $1.0 million for hardware. A portion of the total Year 2000 project expense is represented by existing staff that has been or will be deployed to this project. ACL has also engaged consultants and contractors to assist in its Year 2000 efforts.

ACL does not believe that the redeployment of existing staff has had or will have a material adverse effect on its business, results of operations or financial position. However, the remaining cost and the date on which ACL believes it will complete the Year 2000 project are based on management's current estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain staff resources, and are inherently uncertain.


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

                                     PART II

                                OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         Exhibit 3.1 -  Amended and Restated Limited Liability Company
                        Agreement of American Commercial Lines Holdings LLC.

         Exhibit 10.1 - Executive Unit Purchase and Employment
                        Agreement between American Commercial Lines Holdings LLC, CSX Brown Corporation, 399 Venture Partners, Inc., and David Wagstaff III.

         Exhibit 27.1 - Financial Data Schedule.

         REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed in the second quarter of 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COMMERCIAL LINES LLC
                                        (Registrant)


Date:  August 10, 1999                  By:     /s/ James J. Wolff
                                                -------------------------------
                                        Name:   James J. Wolff
                                        Title:  Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

Exhibit 3.1          Amended and Restated Limited Liability Company Agreement of
                     American Commercial Lines Holdings LLC.

Exhibit 10.1         Executive Unit Purchase and Employment Agreement between
                     American Commercial Lines Holdings LLC, CSX Brown
                     Corporation, 399 Venture Partners, Inc., and
                     David Wagstaff III.

Exhibit 27.1         Financial Data Schedule.