Form 10-Q
period 1999-10-01
AMERICAN COMMERCIAL LINES LLC
filed 1999-11-12
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


 AS OF OCTOBER 1, 1999, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.

                                      INDEX

                                                                                                 Page Number
PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements (unaudited)

1.   Condensed Consolidated Statement of Earnings for the
     Quarters and Nine Months Ended  October 1, 1999 and September 25, 1998                           2

2.   Condensed Consolidated Statement of Cash Flows for the
     Nine Months Ended October 1, 1999 and September 25, 1998                                         3

3.   Condensed Consolidated Statement of Financial Position
     At October 1, 1999 and  December 25, 1998                                                        4

Notes to Condensed Consolidated Financial Statements                                                  5


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations.                                                                               17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.                                  23


PART II. OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K.                                                            24

Signature                                                                                            24

                                     PART 1

                              FINANCIAL INFORMATION

          Item. 1. Financial Statements

                          AMERICAN COMMERCIAL LINES LLC
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN THOUSANDS)

                                                                 QUARTERS ENDED                         NINE MONTHS ENDED
                                                       --------------------------------------    -----------------------------------
                                                          OCTOBER 1,         SEPTEMBER 25,         OCTOBER 1,       SEPTEMBER 25,
                                                            1999                1998                 1999               1998
                                                       -----------------   ------------------    ---------------   -----------------
                                                                     (UNAUDITED)                              (UNAUDITED)

OPERATING REVENUE                                         $     188,617        $     180,601     $      551,795      $      447,459

OPERATING EXPENSE
     Materials, Supplies and Other                               86,315               84,614            268,892             206,766
     Labor and Fringe Benefits                                   47,867               54,059            138,383             127,318
     Fuel                                                        13,068               12,417             39,301              35,076
     Depreciation and Amortization                               12,738               12,809             38,186              33,378
     Taxes, Other Than Income Taxes                               6,149                6,433             20,282              17,460
                                                       -----------------   ------------------    ---------------   -----------------
                                                                166,137              170,332            505,044             419,998
                                                       -----------------   ------------------    ---------------   -----------------

OPERATING INCOME                                                 22,480               10,269             46,751              27,461

OTHER EXPENSE (INCOME)
     Interest Expense                                            17,424               17,370             53,020              19,467
     Interest Expense, Affiliate - Net                                -                   36                  -               4,007
     Other, Net                                                    (641)                 520             (1,995)              1,207
                                                       -----------------   ------------------    ---------------   -----------------
                                                                 16,783               17,926             51,025              24,681
                                                       -----------------   ------------------    ---------------   -----------------
EARNINGS (LOSS)  BEFORE INCOME TAXES AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                       5,697               (7,657)            (4,274)              2,780

INCOME TAXES (BENEFIT)                                              457               (6,068)               508             (68,293)
                                                       -----------------   ------------------    ---------------   -----------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                            5,240               (1,589)            (4,782)             71,073

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                -                    -             (1,737)                  -
                                                       -----------------   ------------------    ---------------   -----------------

NET EARNINGS (LOSS)                                       $       5,240        $      (1,589)    $       (6,519)     $       71,073
                                                       =================   ==================    ===============   =================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                       NINE MONTHS ENDED
                                                                             ---------------------------------------
                                                                                OCTOBER 1,          SEPTEMBER 25,
                                                                                   1999                  1998
                                                                             -----------------     -----------------
                                                                                           (UNAUDITED)
OPERATING ACTIVITIES
     Net (Loss) Earnings                                                         $     (6,519)          $    71,073
     Adjustments to Reconcile Net (Loss) Earnings to
        Net Cash Provided by (Used in):
           Depreciation and Amortization                                               40,361                34,068
           Deferred Income Taxes                                                            -               (70,091)
           Other Operating Activities                                                    (844)               14,625
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                                         400                 2,232
              Materials and Supplies                                                   (3,942)              (11,892)
              Accrued Interest                                                         (6,319)               14,519
              Other Current Assets                                                     (3,229)               (3,869)
              Due to Affiliates                                                             -               (13,805)
              Other Current Liabilities                                                (2,639)                  374
                                                                             -----------------     -----------------
              Net Cash Provided by Operating Activities                                17,269                37,234

INVESTING ACTIVITIES
     Property Additions                                                               (44,065)              (39,922)
     Proceeds from Property Dispositions                                                1,716                 6,423
     Restricted Investments                                                                 -               (26,128)
     Other Investing Activities                                                        (4,631)              (11,114)
                                                                             -----------------     -----------------
              Net Cash Used in Investing Activities                                   (46,980)              (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                                                          -              (695,000)
     Issuance of Membership Interests                                                       -                60,047
     Debt Issued                                                                          988               735,000
     Financing Costs                                                                        -               (27,000)
     Partner Distribution                                                                (541)                    -
     Long-Term Debt Repaid                                                             (2,115)              (98,830)
     Affiliate Debt Repaid                                                                  -               (11,200)
     Cash Dividends Paid                                                                    -                (9,500)
     Other Financing                                                                    8,431               (14,291)
     Short Term Borrowing from Affiliates                                                   -                94,715
                                                                             -----------------     -----------------
              Net Cash Provided by Financing Activities                                 6,763                33,941

Net (Decrease) Increase in Cash and Cash Equivalents                                  (22,948)                  434
Cash and Cash Equivalents at Beginning of Period                                       49,356                 6,925
                                                                             -----------------     -----------------
              Cash and Cash Equivalents at End of Period                         $     26,408           $     7,359
                                                                             =================     =================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (DOLLARS IN THOUSANDS)

                                                                                OCTOBER 1,           DECEMBER 25,
                                                                                   1999                  1998
                                                                             -----------------     -----------------
                                                                               (UNAUDITED)
                                                  ASSETS
  CURRENT ASSETS
     Cash and Cash Equivalents                                                   $     26,408           $    49,356
     Accounts Receivable, Net                                                          88,493                88,556
     Materials and Supplies                                                            43,555                39,054
     Restricted Investments                                                            25,675                     -
     Other Current Assets                                                              23,191                19,962
                                                                             -----------------     -----------------
        Total Current Assets                                                          207,322               196,928

  PROPERTIES-Net                                                                      565,119               541,415
  RESTRICTED INVESTMENTS                                                                    -                25,912
  NET PENSION ASSET                                                                    22,776                21,490
  OTHER ASSETS                                                                         37,776                52,785
                                                                             -----------------     -----------------
        Total Assets                                                             $    832,993           $   838,530
                                                                             =================     =================

                                                LIABILITIES
  CURRENT LIABILITIES
     Accounts Payable                                                            $     38,167           $    39,823
     Accrued Payroll and Fringe Benefits                                               20,765                23,166
     Deferred Revenue                                                                  15,109                 9,459
     Accrued Claims and Insurance Premiums                                             16,906                14,661
     Accrued Interest                                                                  16,204                22,523
     Current Portion of Long-Term Debt                                                 27,244                 2,500
     Other Current Liabilities                                                         53,440                47,109
                                                                             -----------------     -----------------
        Total Current Liabilities                                                     187,835               159,241

  LONG-TERM DEBT                                                                      736,494               756,400
  PENSION LIABILITY                                                                    19,347                19,347
  OTHER LONG-TERM LIABILITIES                                                          30,796                33,937
                                                                             -----------------     -----------------
                                                                                      974,472               968,925
                                                                             -----------------     -----------------

                                              MEMBER'S DEFICIT
  Member's Interest                                                                   220,047               220,047
  Other Capital                                                                       161,877               161,051
  Retained Deficit                                                                   (523,403)             (511,493)
                                                                             -----------------     -----------------
        Total Member's Deficit                                                       (141,479)             (130,395)
                                                                             -----------------     -----------------
        Total Liabilities and Member's Deficit                                   $    832,993           $   838,530
                                                                             =================     =================

     See accompanying Notes to Condensed Consolidated Financial Statements.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at October 1, 1999 and December 25, 1998, the results of its operations, and its cash flows for the nine months ended October 1, 1999 and September 25, 1998, such adjustments being of a normal recurring nature. Operating results for the quarter and nine months ended October 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 1999.

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

ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 40 weeks ended October 1, 1999 and the 13 and 39 weeks ended September 25, 1998, and the fiscal year (52 weeks) ended December 25, 1998.

NOTE 2. MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                                                                         OCTOBER 1,            DECEMBER 25,
                                                                                            1999                   1998
                                                                                      -----------------    ----------------------
     Raw Materials                                                                      $       10,433           $         9,802
     Work in Process                                                                            13,541                     9,829
     Parts and Supplies                                                                         19,581                    19,423
                                                                                      -----------------    ----------------------
                                                                                        $       43,555           $        39,054
                                                                                      =================    ======================

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 3. BUSINESS SEGMENTS

                                                              REPORTABLE SEGMENTS            ALL OTHER
                                                            ----------------------
                                                              BARGING        CONSTRUCTION      SEGMENTS (1)         TOTAL
                                                              -------        ------------      ------------         -----
QUARTER ENDED OCTOBER 1, 1999
Revenues  from external customers                              $ 155,396     $     28,806       $    4,415         $ 188,617
Intersegment revenues                                                  -            2,566            1,028             3,594
Segment earnings                                                  19,560            2,534              386            22,480

QUARTER ENDED SEPTEMBER 25, 1998
Revenues  from external customers                              $ 144,844     $     29,735       $    6,022         $ 180,601
Intersegment revenues                                                  -              377            1,272             1,649
Segment earnings                                                   4,317            3,807            2,145            10,269

NINE MONTHS ENDED OCTOBER 1, 1999
Revenues  from external customers                              $ 438,467     $     97,157       $   16,171         $ 551,795
Intersegment revenues                                                  -           15,246            4,014            19,260
Segment earnings                                                  33,314            9,342            4,095            46,751

NINE MONTHS ENDED SEPTEMBER 25, 1998
Revenues  from external customers                              $ 361,182     $     67,053       $   19,224         $ 447,459
Intersegment revenues                                                  -           11,442            3,266            14,708
Segment earnings                                                  21,147            7,957            5,767            34,871

(1)Financial data for segments below the reporting thresholds are attributable to two operating segments - a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                               QUARTERS ENDED                          NINE MONTHS ENDED
                                                       OCTOBER 1,          SEPTEMBER 25,         OCTOBER 1,         SEPTEMBER 25,
                                                          1999                 1998                 1999                1998
                                                     --------------------------------------     ------------------------------------
     REVENUES
     Revenues from external customers                     $ 188,617           $    180,601        $   551,795          $    447,459
     Intersegment revenues                                    3,594                  1,649             19,260                14,708
     Elimination of intersegment revenues                    (3,594)                (1,649)           (19,260)              (14,708)
                                                     ---------------     ------------------     --------------    ------------------
     Operating revenue                                    $ 188,617           $    180,601        $   551,795          $    447,459
                                                     ===============     ==================     ==============    ==================

     EARNINGS
     Total segment earnings                               $  22,480           $     10,269        $    46,751          $     34,871
     Unallocated amounts:
       Management service fee charged by CSX                      -                      -                  -                (7,410)
       Interest expense                                     (17,424)               (17,370)           (53,020)              (19,467)
       Interest expense, affiliate - net                          -                    (36)                 -                (4,007)
       Other, net                                               641                   (520)             1,995                (1,207)
                                                     ---------------     ------------------     --------------    ------------------
     Earnings (Loss) before income taxes and
       cumulative effect of accounting change             $   5,697           $     (7,657)       $    (4,274)         $      2,780
                                                     ===============     ==================     ==============    ==================

                          AMERICAN COMMERCIAL LINES LLC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

ACL had unpaid property additions of $4,140 at October 1, 1999 recorded as Other Current Liabilities. Payment was made in October 1999.

In July 1999, a merger of certain Venezuelan subsidiaries and certain investee companies occurred which resulted in non-cash assets and liabilities.

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


NOTE 7. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for ACL as of October 1, 1999 and December 25, 1998 and the quarters and nine months ended October 1, 1999 and September 25, 1998.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE
                         QUARTER ENDED OCTOBER 1, 1999
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR            OTHER                               COMBINED
                                                             SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            ---------------    --------------     --------------     --------------

OPERATING REVENUE                                              $   175,647       $    12,970          $       -            188,617
OPERATING EXPENSE
     Materials, Supplies and Other                                  81,442             4,873                  -             86,315
     Labor and Fringe Benefits                                      45,307             2,560                  -             47,867
     Fuel                                                           12,354               714                  -             13,068
     Depreciation and Amortization                                  11,074             1,664                  -             12,738
     Taxes, Other Than Income Taxes                                  5,921               228                  -              6,149
                                                            ---------------    --------------     --------------     --------------
                                                                   156,098            10,039                  -            166,137
                                                            ---------------    --------------     --------------     --------------
OPERATING INCOME                                                    19,549             2,931                  -             22,480
OTHER EXPENSE (INCOME)
     Interest Expense                                               17,424                 -                  -             17,424
     Interest Expense, Affiliate - Net                                   -             1,320             (1,320)                 -
     Other, Net                                                     (2,151)              190              1,320               (641)
                                                            ---------------    --------------     --------------     --------------
                                                                    15,273             1,510                  -             16,783
                                                            ---------------    --------------     --------------     --------------
EARNINGS BEFORE INCOME TAXES                                         4,276             1,421                  -              5,697
INCOME TAXES                                                            81               376                  -                457
                                                            ---------------    --------------     --------------     --------------
NET EARNINGS                                                   $     4,195        $    1,045          $       -          $   5,240
                                                            ===============    ==============     ==============     ==============

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE
                        QUARTER ENDED SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR            OTHER                                COMBINED
                                                             SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            ---------------    ---------------     --------------     --------------

OPERATING REVENUE                                              $   164,224        $    16,377         $        -        $   180,601
OPERATING EXPENSE
     Materials, Supplies and Other                                  77,733              6,881                  -             84,614
     Labor and Fringe Benefits                                      51,160              2,899                  -             54,059
     Fuel                                                           11,387              1,030                  -             12,417
     Depreciation and Amortization                                  11,532              1,277                  -             12,809
     Taxes, Other Than Income Taxes                                  6,403                 30                  -              6,433
                                                            ---------------    ---------------     --------------     --------------
                                                                   158,215             12,117                  -            170,332
                                                            ---------------    ---------------     --------------     --------------
OPERATING INCOME                                                     6,009              4,260                  -             10,269
OTHER EXPENSE (INCOME)
     Interest Expense                                               17,370                  -                  -             17,370
     Interest Expense, Affiliate - Net                                  36              1,120             (1,120)                36
     Other, Net                                                     (1,312)               712              1,120                520
                                                            ---------------    ---------------     --------------     --------------
                                                                    16,094              1,832                  -             17,926
                                                            ---------------    ---------------     --------------     --------------
(LOSS) EARNINGS BEFORE INCOME TAXES                                (10,085)             2,428                  -             (7,657)
INCOME TAXES (BENEFIT)                                              (6,728)               660                  -             (6,068)
                                                            ---------------    ---------------     --------------     --------------
NET (LOSS) EARNINGS                                            $    (3,357)       $     1,768         $        -        $    (1,589)
                                                            ===============    ===============     ==============     ==============

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE
                       NINE MONTHS ENDED OCTOBER 1, 1999
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR            OTHER                               COMBINED
                                                            SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            --------------     --------------     --------------     --------------

OPERATING REVENUE                                              $  518,286         $   33,509          $       -         $  551,795
OPERATING EXPENSE
     Materials, Supplies and Other                                251,729             17,163                  -            268,892
     Labor and Fringe Benefits                                    130,888              7,495                  -            138,383
     Fuel                                                          37,275              2,026                  -             39,301
     Depreciation and Amortization                                 33,928              4,258                  -             38,186
     Taxes, Other Than Income Taxes                                19,723                559                  -             20,282
                                                            --------------     --------------     --------------     --------------
                                                                  473,543             31,501                  -            505,044
                                                            --------------     --------------     --------------     --------------
OPERATING INCOME                                                   44,743              2,008                  -             46,751
OTHER EXPENSE (INCOME)
     Interest Expense                                              53,020                  -                  -             53,020
     Interest Expense, Affiliate - Net                                  -              3,328             (3,328)                 -
     Other, Net                                                    (5,178)              (145)             3,328             (1,995)
                                                            --------------     --------------     --------------     --------------
                                                                   47,842              3,183                  -             51,025
                                                            --------------     --------------     --------------     --------------
LOSS BEFORE INCOME TAXES                                           (3,099)            (1,175)                 -             (4,274)
INCOME TAXES                                                          222                286                  -                508
                                                            --------------     --------------     --------------     --------------
LOSS BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                (3,321)            (1,461)                 -             (4,782)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             (1,737)                 -                  -             (1,737)

                                                            --------------     --------------     --------------     --------------
NET LOSS                                                       $   (5,058)        $   (1,461)         $       -         $   (6,519)
                                                            ==============     ==============     ==============     ==============

                          AMERICAN COMMERCIAL LINES LLC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                CONDENSED COMBINING STATEMENT OF EARNINGS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)

                                                              GUARANTOR            OTHER                                COMBINED
                                                             SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS          TOTALS
                                                            ---------------    ---------------     --------------     --------------

OPERATING REVENUE                                              $   413,688        $    33,771         $        -         $  447,459
OPERATING EXPENSE
     Materials, Supplies and Other                                 187,927             18,839                  -            206,766
     Labor and Fringe Benefits                                     119,950              7,368                  -            127,318
     Fuel                                                           32,742              2,334                  -             35,076
     Depreciation and Amortization                                  29,772              3,606                  -             33,378
     Taxes, Other Than Income Taxes                                 17,376                 84                  -             17,460
                                                            ---------------    ---------------     --------------     --------------
                                                                   387,767             32,231                  -            419,998
                                                            ---------------    ---------------     --------------     --------------
OPERATING INCOME                                                    25,921              1,540                  -             27,461
OTHER EXPENSE (INCOME)
     Interest Expense                                               19,467                  -                  -             19,467
     Interest Expense, Affiliate - Net                               4,007              2,651             (2,651)             4,007
     Other, Net                                                     (2,577)             1,133              2,651              1,207
                                                            ---------------    ---------------     --------------     --------------
                                                                    20,897              3,784                  -             24,681
                                                            ---------------    ---------------     --------------     --------------
EARNINGS (LOSS) BEFORE INCOME TAXES                                  5,024             (2,244)                 -              2,780
INCOME TAXES (BENEFIT)                                             (69,048)               755                  -            (68,293)
                                                            ---------------    ---------------     --------------     --------------
NET EARNINGS (LOSS)                                            $    74,072        $    (2,999)        $        -         $   71,073
                                                            ===============    ===============     ==============     ==============

                          AMERICAN COMMERCIAL LINES LLC
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE
                       NINE MONTHS ENDED OCTOBER 1, 1999
                             (DOLLARS IN THOUSANDS)

                                                                   GUARANTOR          OTHER                             COMBINED
                                                                 SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTALS
                                                                 --------------   ---------------   ---------------   --------------

OPERATING ACTIVITIES
     Net Loss                                                       $   (5,058)       $   (1,461)         $      -       $   (6,519)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by:
           Depreciation and Amortization                                36,103             4,258                 -           40,361
           Other Operating Activities                                      530            (1,374)                -             (844)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                       (2,616)            3,016                 -              400
              Materials and Supplies                                    (3,817)             (125)                -           (3,942)
              Accrued Interest                                          (6,319)                -                 -           (6,319)
              Other Current Assets                                       9,509           (12,738)                -           (3,229)
              Other Current Liabilities                                 (1,305)           (1,334)                -           (2,639)
                                                                 --------------   ---------------   ---------------   --------------
              Net Cash Provided by (Used in)
                  Operating Activities                                  27,027            (9,758)                -           17,269

INVESTING ACTIVITIES
     Property Additions                                                (34,511)           (9,554)                -          (44,065)
     Proceeds from Property Dispositions                                 1,694                22                 -            1,716
     Other Investing Activities                                        (25,127)               74            20,422           (4,631)
                                                                 --------------   ---------------   ---------------   --------------
              Net Cash Used in Investing Activities                    (57,944)           (9,458)           20,422          (46,980)

FINANCING ACTIVITIES
     Debt Issued                                                           988                 -                 -              988
     Partner Distribution                                                 (541)                -                 -             (541)
     Long-Term Debt Repaid                                              (2,115)                -                 -           (2,115)
     Cash Dividends Paid                                                     -            (1,975)            1,975                -
     Other Financing Activities                                          8,431               (23)               23            8,431
     Borrowing from Affiliates                                               -            22,420           (22,420)               -
                                                                 --------------   ---------------   ---------------   --------------
              Net Cash Provided by (Used in) Financing Activities        6,763            20,422           (20,422)           6,763

Net (Decrease) Increase in Cash and Cash Equivalents                   (24,154)            1,206                 -          (22,948)
Cash and Cash Equivalents at Beginning of Period                        44,054             5,302                 -           49,356
                                                                 --------------   ---------------   ---------------   --------------
              Cash and Cash Equivalents at End of Period            $   19,900        $    6,508          $      -       $   26,408
                                                                 ==============   ===============   ===============   ==============

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               CONDENSED COMBINING STATEMENT OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)

                                                                GUARANTOR          OTHER                            COMBINED
                                                              SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS        TOTALS
                                                              --------------   --------------   ---------------   --------------

OPERATING ACTIVITIES
     Net Earnings (Loss)                                         $   74,072       $   (2,999)       $        -       $   71,073
     Adjustments to Reconcile Net Earnings (Loss)
        to Net Cash Provided by:
           Depreciation and Amortization                             30,462            3,606                 -           34,068
           Deferred Income Taxes                                    (70,098)               7                 -          (70,091)
           Other Operating Activities                                10,117            4,508                 -           14,625
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                     7,480           (5,248)                -            2,232
              Materials and Supplies                                (12,246)             354                 -          (11,892)
              Accrued Interest                                       14,519                -                 -           14,519
              Other Current Assets                                  (11,205)           7,336                 -           (3,869)
              Due to Affiliates                                     (13,805)               -                 -          (13,805)
              Other Current Liabilities                                 268              106                 -              374
                                                              --------------   --------------   ---------------   --------------
              Net Cash Provided by
                  Operating Activities                               29,564            7,670                 -           37,234

INVESTING ACTIVITIES
     Property Additions                                             (19,326)         (20,596)                -          (39,922)
     Proceeds from Property Dispositions                              6,198              225                 -            6,423
     Restricted Investments                                         (26,128)               -                 -          (26,128)
     Other Investing Activities                                     (23,684)              72            12,498          (11,114)
                                                              --------------   --------------   ---------------   --------------
              Net Cash Used in Investing Activities                 (62,940)         (20,299)           12,498          (70,741)

FINANCING ACTIVITIES
     Recapitalization Distribution                                 (695,000)               -                 -         (695,000)
     Issuance of Membership Interests                                60,047                -                 -           60,047
     Debt Issued                                                    735,000                -                 -          735,000
     Financing Costs                                                (27,000)               -                 -          (27,000)
     Long-Term Debt Repaid                                          (98,830)               -                 -          (98,830)
     Affiliate Debt Repaid                                          (11,200)          (2,500)            2,500          (11,200)
     Cash Dividends Paid                                             (9,500)          (4,345)            4,345           (9,500)
     Other Financing Activities                                     (14,291)          15,343           (15,343)         (14,291)
     Borrowings from Affiliates                                      94,715            4,000            (4,000)          94,715
                                                              --------------   --------------   ---------------   --------------
              Net Cash Provided by Financing Activities              33,941           12,498           (12,498)          33,941

Net Increase (Decrease) in Cash and Cash Equivalents                    565             (131)                -              434
Cash and Cash Equivalents at Beginning of Year                        2,868            4,057                 -            6,925
                                                              --------------   --------------   ---------------   --------------
              Cash and Cash Equivalents at End of Period         $    3,433       $    3,926        $        -       $    7,359
                                                              ==============   ==============   ===============   ==============

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
     CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT OCTOBER 1, 1999
                             (DOLLARS IN THOUSANDS)

                                                        GUARANTOR             OTHER                               COMBINED
                                                       SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS          TOTALS
                                                     -----------------    ---------------    --------------    ---------------
                                                   ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                             $     19,900         $    6,508         $       -          $  26,408
   Accounts Receivable - Net                                   81,632              6,861                 -             88,493
   Materials and Supplies                                      40,965              2,590                 -             43,555
   Restricted Investments                                      25,675                  -                 -             25,675
   Other Current Assets                                        18,344              4,847                 -             23,191
                                                     -----------------    ---------------    --------------    ---------------
      Total Current Assets                                    186,516             20,806                 -            207,322
PROPERTIES - NET                                              479,678             85,441                 -            565,119
NET PENSION ASSET                                              22,776                  -                 -             22,776
OTHER ASSETS                                                  129,156              1,903           (93,283)            37,776
                                                     -----------------    ---------------    --------------    ---------------
        TOTAL ASSETS                                     $    818,126         $  108,150         $ (93,283)         $ 832,993
                                                     =================    ===============    ==============    ===============

                                                LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                      $     36,798         $    1,369         $       -          $  38,167
   Accrued Payroll and Fringe Benefits                         20,767                 (2)                -             20,765
   Deferred Revenue                                            15,109                  -                 -             15,109
   Accrued Claims and Insurance Premiums                       16,906                  -                 -             16,906
   Accrued Interest                                            16,204                  -                 -             16,204
   Current Portion of Long-Term Debt                           27,244                  -                 -             27,244
   Other Current Liabilities                                   47,155              6,285                 -             53,440
                                                     -----------------    ---------------    --------------    ---------------
      Total Current Liabilities                               180,183              7,652                 -            187,835
LONG-TERM DEBT                                                736,494             67,550           (67,550)           736,494
PENSION LIABILITY                                              19,347                  -                 -             19,347
OTHER LONG-TERM LIABILITIES                                    23,581              7,215                 -             30,796
                                                     -----------------    ---------------    --------------    ---------------
                                                              959,605             82,417           (67,550)           974,472
                                                     -----------------    ---------------    --------------    ---------------

                                               MEMBER'S DEFICIT

Member's Interest                                             220,047                  -                 -            220,047
Other Capital                                                 161,877             44,777           (44,777)           161,877
Retained Deficit                                             (523,403)           (19,044)           19,044           (523,403)
                                                     -----------------    ---------------    --------------    ---------------
      Total Member's Deficit                                 (141,479)            25,733           (25,733)          (141,479)
                                                     -----------------    ---------------    --------------    ---------------
      Total Liabilities and Member's Deficit             $    818,126         $  108,150         $ (93,283)         $ 832,993
                                                     =================    ===============    ==============    ===============

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    CONDENSED COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 25, 1998
                             (DOLLARS IN THOUSANDS)

                                                        GUARANTOR             OTHER                               COMBINED
                                                       SUBSIDIARIES        SUBSIDIARIES      ELIMINATIONS          TOTALS
                                                     -----------------    ---------------    --------------    ---------------
                                                  ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                             $     44,054         $    5,302         $       -          $  49,356
   Accounts Receivable, Net                                    78,390             10,166                 -             88,556
   Materials and Supplies                                      36,589              2,465                 -             39,054
   Other Current Assets                                        30,767             (7,891)           (2,914)            19,962
                                                     -----------------    ---------------    --------------    ---------------
      Total Current Assets                                    189,800             10,042            (2,914)           196,928
PROPERTIES - NET                                              471,911             69,504                 -            541,415
RESTRICTED INVESTMENTS                                         25,912                  -                 -             25,912
NET PENSION ASSET                                              21,490                  -                 -             21,490
OTHER ASSETS                                                  109,157             18,933           (75,305)            52,785
                                                     -----------------    ---------------    --------------    ---------------
      TOTAL ASSETS                                       $    818,270         $   98,479         $ (78,219)         $ 838,530
                                                     =================    ===============    ==============    ===============

                                                LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                      $     37,602         $    2,221         $       -          $  39,823
   Accrued Payroll and Fringe Benefits                         23,149                 17                 -             23,166
   Due to Affiliates                                                -              2,914            (2,914)                 -
   Deferred Revenue                                             9,459                  -                 -              9,459
   Accrued Claims and Insurance Premiums                       14,661                  -                 -             14,661
   Accrued Interest                                            22,523                  -                 -             22,523
   Current Portion of Long-Term Debt                            2,500                  -                 -              2,500
   Other Current Liabilities                                   39,364              7,745                 -             47,109
                                                     -----------------    ---------------    --------------    ---------------
      Total Current Liabilities                               149,258             12,897            (2,914)           159,241
LONG-TERM NOTE PAYABLE TO AFFILIATE                                 -             41,286           (41,286)                 -
DEFERRED INCOME TAXES                                              16                (16)                -                  -
LONG-TERM DEBT                                                756,400                  -                 -            756,400
PENSION LIABILITY                                              19,347                  -                 -             19,347
OTHER LONG-TERM LIABILITIES                                    23,644             10,293                 -             33,937
                                                     -----------------    ---------------    --------------    ---------------
                                                              948,665             64,460           (44,200)           968,925
                                                     -----------------    ---------------    --------------    ---------------

                                              MEMBER'S DEFICIT

Member's Interest                                             220,047                  -                 -            220,047
Other Capital                                                 161,051             44,777           (44,777)           161,051
Retained Deficit                                             (511,493)           (10,758)           10,758           (511,493)
                                                     -----------------    ---------------    --------------    ---------------
      Total Member's Deficit                                 (130,395)            34,019           (34,019)          (130,395)
                                                     -----------------    ---------------    --------------    ---------------
      Total Liabilities and Member's Deficit             $    818,270         $   98,479         $ (78,219)         $ 838,530
                                                     =================    ===============    ==============    ===============

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

ACL was a wholly owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998, ACL's parent, American Commercial Lines Holdings LLC, completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura"), consisting of National Marine, Inc. ("National Marine") and its subsidiaries, was combined with that of ACL (the "Recapitalization"). ACL issued $735 million in new debt in connection with these transactions.

ACL integrated National Marine's operations into its operations in the third quarter of 1998, increasing its total barge fleet by approximately 16% with the liquid and dry cargo barge fleets increasing by 82% and 11%, respectively.

ACL follows a 52/53-week fiscal year ending on the last Friday in December of each year. 1999 is a 53-week year. The nine months ended October 1, 1999 consisted of 40 weeks, compared with 39 weeks in the nine months ended September 25, 1998. The additional week in 1999 was in the first quarter.

RESULTS OF OPERATIONS
QUARTER ENDED OCTOBER 1, 1999 COMPARED WITH QUARTER ENDED SEPTEMBER 25, 1998

OPERATING REVENUE. Operating revenue for the quarter ended October 1, 1999, increased 4.4% to $188.6 million from $180.6 million for the third quarter of 1998 primarily due to higher domestic barging rates partially offset by decreases in international barging volumes.

Domestic barging revenue increased $14.0 million to $142.4 million primarily due to higher rates reflecting an improved demand for covered barges. Domestic spot grain rates increased more than 20% in the third quarter of 1999 compared to 1998 due to increased demand for U.S. grain exports. Domestic barging volumes decreased slightly in the 1999 quarter compared to 1998 with adverse operating conditions a factor in both quarters. Domestic barging volumes in the 1999 quarter were negatively impacted by system delays resulting from low-water operating conditions and lock repairs. Drought caused low water levels, resulting in lower volumes due to reduced boat speed and tonnage levels. Lock repairs on the Upper Mississippi River, Illinois River, and Ohio River caused delays in each month of the quarter. Volumes in the 1998 quarter were adversely impacted due to a series of three hurricanes in the Gulf region and low water on the Ohio River. The revenue in the 1999 quarter was also adversely affected as the overall fleet velocity declined as customers held barge equipment longer than usual at both loading and unloading ports. The revenue generated when a customer holds equipment is less than what is earned when tonnage is moved.

International barging revenues decreased $3.4 million to $13.0 million. Volumes decreased at ACBL de Venezuela, C.A. ("ACBLV") primarily due to the navigation season beginning earlier in the second quarter of 1999 compared to 1998 which shifted volume and revenue from the third quarter to the second. Severe drought conditions along the Parana/Paraguay River system negatively impacted volumes at ACBL Hidrovias Ltd. ("ACBLH"). Revenue at Jeffboat LLC ("Jeffboat"), ACL's marine construction subsidiary, decreased $0.9 million to $28.8 million primarily due to the construction of fewer tank barges.

OPERATING EXPENSE. Operating expense for the quarter decreased 3% to $166.1 million from $170.3 million in the same quarter last year. Domestic barging expenses decreased $2.6 million to $125.8 million. Labor and fringe benefits expense decreased $5.9 million largely due to $8.0 million of non-recurring, non-cash compensation expense recognized in the third quarter of 1998 related to the Recapitalization and payable by CSX to certain executive officers of ACL. Reduced labor costs in the 1999 quarter also reflected lower administrative headcount compared to the 1998 quarter due to the integration of National Marine's operations in 1998. These improvements were partially offset by a $1.6 million charge in the 1999 quarter for an employment contract payout to a former executive of ACL. Domestic barging expenses were negatively impacted in both the 1999 and 1998 quarters due to adverse operating conditions with the cost of the system delays in the 1999 quarter slightly higher than the impact of the three hurricanes in the 1998 quarter. Fuel prices rose in the 1999 quarter compared to 1998, increasing from 44 cents per gallon to 54 cents per gallon but a significant portion of the increase was offset by ACL's fuel hedging program resulting in an average price per gallon of 47 cents in the 1999 quarter. International barging expenses decreased $2.1 million to $10.0 million due to lower volumes at both ACBLH and ACBLV and also because of expansion costs incurred in 1998 at ACBLH. Expenses at Jeffboat increased $0.3 million to $26.3 million primarily due to the mix of hopper and tank barges.

OPERATING INCOME. Operating income for the quarter rose 119% to $22.5 million from $10.3 million for the same period in 1998 due to the foregoing factors.

INTEREST EXPENSE. Interest expense for both the 1999 and 1998 quarters was $17.4 million.

OTHER, NET. Other income for the quarter was $0.6 million compared to an expense of $0.5 million for the same period in 1998. The increase was largely due to increased earnings from a joint venture with an unconsolidated third-party which owns and operates terminals, and a decrease in minority interest earnings for ACBLV.

EARNINGS BEFORE INCOME TAXES. Earnings before income taxes were $5.7 million in the 1999 quarter compared with a loss of $7.7 million for the same period in 1998 due to the reasons discussed above.

INCOME TAXES (BENEFIT). Income taxes for the quarter increased to an expense of $0.5 million compared to a benefit of $6.1 million for last year's quarter. ACL's domestic corporate subsidiaries were converted to limited liability companies early in the third quarter of 1998. Due to the change in tax status, previously recognized deferred income taxes were reversed, resulting in a benefit of $6.5 million. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for income taxes.

NET EARNINGS. Net earnings for the quarter were $5.2 million compared to a loss of $1.6 million for the same period in 1998, due to the foregoing factors.


NINE MONTHS ENDED OCTOBER 1, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 25, 1998


OPERATING REVENUE. Operating revenue for the nine months ended October 1, 1999, increased 23% to $551.8 million from $447.5 million for the nine months of 1998. The revenue increase was primarily due to increased volumes resulting from the combination of National Marine's barging operations with those of ACL, higher sales at Jeffboat, higher domestic barging rates and the additional week during the first quarter of 1999.

Domestic barging revenue increased $77.5 million to $405.0 million primarily due to increased volumes resulting from the larger fleet, higher domestic barging rates, and the additional week in the first quarter. These increases were partially offset by difficult operating conditions in the first two quarters of 1999, and to a lesser extent, systems delays in the 1999 third quarter. Severe ice forced the closure of the Illinois River for two weeks early in the first quarter and high water on the Upper Mississippi River early in the second quarter resulted in delays and reduced tow sizes. Domestic rates for the nine-month period in 1999 increased compared with the same period in 1998 primarily due to higher spot grain rates in the second and third quarters of 1999 from increased demand for U.S. grain exports. Revenue at Jeffboat, ACL's marine construction subsidiary, rose $30.1 million to $97.2 million, reflecting significantly higher sales of hopper barges to third-party customers and more favorable weather conditions in the first quarter of 1999 compared to 1998. International revenues decreased $0.3 million to $33.5 million. Increased volumes at ACBLV where the navigation in the river system began earlier in 1999 than it did in 1998, were offset by decreased volumes at ACBLH due to the severe drought in the 1999 third quarter.

OPERATING EXPENSE. Operating expense for the nine months increased 20% to $505.0 million from $420.0 million in 1998. Domestic barging expense rose $65.8 million to $373.7 million, primarily due to increased volumes from the larger fleet size and the additional week but also because of the adverse operating conditions in all three quarters of 1999, partially offset by lower executive compensation expense. Executive compensation expense in the first nine months of 1999 was lower than the same period in 1998 primarily due to $8.0 million of non-recurring, non-cash compensation expense recognized in 1998 related to the Recapitalization and payable by CSX to certain executive officers of ACL, partially offset by a $1.6 million charge in 1999 for an employment contract payout to a former executive of ACL. Fuel prices have steadily increased in 1999 but are still lower in the first nine months of 1999 compared to the same period last year, decreasing from 47 cents per gallon in 1998 to 45 cents per gallon in 1999. ACL's fuel hedging program offset a significant portion of the increase in fuel prices in the 1999 third quarter compared to 1998 resulting in an average fuel price of 44 cents per gallon in the first nine months of 1999. Jeffboat's expenses rose $28.7 million to $87.8 million due to significantly higher volumes. International barging expenses decreased $0.7 million to $31.5 million primarily due to lower costs at ACBLH due to expansion costs in 1998. Elimination of the CSX corporate management fee pursuant to the Recapitalization reduced 1999 expenses by $7.4 million.

OPERATING INCOME. Operating income for the nine months rose 70% to $46.8 million from $27.5 million for the same period in 1998, due to the foregoing factors.

OTHER, NET. Other income for the nine months ended October 1, 1999 was $2.0 million compared to an expense of $1.2 million for the same period in 1998. The increase was largely due to increased earnings from a joint venture with an unconsolidated third-party which owns and operates terminals, an increase in interest income, and a decrease in minority interest earnings in ACL's international operations.

INTEREST EXPENSE. Interest expense for the nine months increased to $53.0 million from $23.5 million for the same period in 1998. The increase is due to $735 million of long-term debt secured for ACL's recapitalization.

EARNINGS (LOSS) BEFORE INCOME TAXES. Earnings (loss) before income taxes and before the cumulative effect of an accounting change were a loss of $4.3 million in the 1999 nine-month period compared with earnings of $2.8 million for the same period in 1998, due to the reasons discussed above.

INCOME TAXES (BENEFIT). Income taxes for the nine months increased to an expense of $0.5 million from a benefit of $68.3 million for last year's nine-month period. ACL and its domestic subsidiaries were converted to limited liability companies in the second and third quarters of 1998, respectively. Due to the change in tax status, previously recognized deferred tax liabilities were reversed, resulting in a benefit of $72 million. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for income taxes.

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

NET (LOSS) EARNINGS. Net (loss) earnings for the nine months was a loss of $6.5 million compared with earnings of $71.1 million for the same period in 1998, due to the foregoing factors.

OUTLOOK

Management expects the domestic barging demand and spot rates for grain, bulk and steel to continue to improve in the fourth quarter of 1999 compared with 1998 levels. The U.S. Department of Agriculture currently forecasts 1999 corn exports of 1.98 billion bushels, an increase of 480 million bushels over 1998 levels. However, continuing low water conditions in both North and South America are expected to negatively impact barging results in the fourth quarter. Additionally, higher fuel prices in the fourth quarter of 1999 compared to 1998 are also expected to negatively impact barging results in the fourth quarter.

One of ACL's electric utility customers has been in proceedings under Chapter 11 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Court for the Middle District of Louisiana recently confirmed a reorganization plan resulting in a restructuring of this contract at reduced rates. This restructuring will negatively affect ACL's revenue and earnings in the range of $12 to $16 million annually beginning in the first or second quarter of 2000.

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

Cash totaled $26.4 million at October 1, 1999, and there were no loans outstanding under the revolving credit facility. Cash generated from operations totaled $17.3 million in the first nine months of 1999 compared with $37.2 million in the first nine months of 1998. The decrease is primarily due to the timing of interest payments on ACL's long-term debt and lower earnings.

Management believes that cash generated from operations together with the borrowings available under the revolving credit facility are more than sufficient to fund its cash requirements, including capital expenditures for fleet replacement, maintenance and expansion, working capital, interest payments and scheduled principal payments.

Capital expenditures for 1999 are projected to be $65 to $70 million. As of October 1, 1999, $48.2 million had been spent.

YEAR 2000

OVERVIEW

ACL formed a Year 2000 project team in mid-1997. Over the past two years, ACL has developed, upgraded and replaced certain systems to meet its core business requirements, with the additional benefit of achieving Year 2000 compliance for those systems. ACL's current Year 2000 effort encompasses all functions and operations of ACL, including those of American Commercial Barge Line LLC (domestic barging); Jeffboat LLC (shipyards), American Commercial Terminals LLC (marine terminals); Louisiana Dock Company LLC (marine services); American Commercial Lines International LLC (international barging and marine services); and Waterway Communications System LLC (marine telecommunications).

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

The Year 2000 project team has representatives from senior management and key areas of the company's operations. The team provides overall guidance and coordination of the project ACL's senior management and the Board of Managers monitor this effort through periodic status reports.

STATUS OF YEAR 2000 EFFORT

Management believes that ACL has materially completed it preparations for the Year 2000, with the exception of ongoing testing and assessment of third-party Year 2000 readiness status.

The remediation of ACL's mainframe and client server systems is materially complete. Further documentation of test plans was completed in April 1999 and testing of mission critical mainframe and client server computer systems was materially completed in July 1999, with such testing expected to continue through 1999. Testing and replacement, as needed, of personal computer ("PC") hardware and software was materially completed in July 1999. ACL also completed review and remediation of material PC-resident spreadsheets in July 1999.

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

CONTINGENCY PLANS

ACL has assessed the consequences of Year 2000-related failures in third-party services and in any remediation effort not being successful, among other things, and has planned for contingencies, including efforts to address disruptions in third-party services, such as telecommunications and electricity, on which its systems and operations rely. ACL completed its preparation in July 1999. The contingency plans include plans for securing alternate or replacement suppliers for goods and/or services and developing other strategic solutions for mission critical areas should the need arise. In addition, ACL has contingency plans in place on its vessels and at its facilities in the event a Year 2000-related computer system failure causes system or equipment shut down. ACL's contingency plans will be reviewed throughout the year and revised, as necessary, as business conditions and outlooks change.

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

COST OF YEAR 2000 PROJECT

ACL has spent $2.4 million to date, related to this project. The remaining cost of the Year 2000 project is presently estimated at $0.9 million, which will be expensed as incurred through 2000. The total estimated cost of $3.3 million will comprise approximately 16% of ACL's total technology budget for the project period and includes $2.3 million to upgrade and replace software and $1.0 million for hardware. A portion of the total Year 2000 project expense is represented by existing staff that has been or will be deployed to this project. ACL has also engaged consultants and contractors to assist in its Year 2000 efforts.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to ACL's exposure to market risks discussed in Item 7A in ACL's 1998 Annual Report on Form 10-K for the year ended December 25, 1998.

                                     PART II

                                OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         EXHIBITS

         Exhibit 27.1 -   Financial Data Schedule


         REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed in the third quarter of 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN COMMERCIAL LINES LLC
                                    (Registrant)


Date:  November 12, 1999            By:      /s/ James J. Wolff
                                             --------------------------------
                                    Name:    James J. Wolff
                                    Title:   Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)