Form 10-K405
period 1999-12-31
AMERICAN COMMERCIAL LINES LLC
filed 2000-03-30
CIK 1068078

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

            (Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission file number 333-62227

AMERICAN COMMERCIAL LINES LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-210660 (IRS Employer Identification No.)
1701 East Market Street Jeffersonville, Indiana (Address of Principal Executive Offices)	47130 (Zip Code)

(812) 288-0100
(Registrant's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. Not Applicable.

As of March 30, 2000, the registrant had 100 membership interests outstanding.

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

    To finance the Recapitalization, ACL incurred secured debt under a Credit Agreement, dated June 30, 1998, with certain lenders and The Chase Manhattan Bank, as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June, 2007 (collectively the "Term Loans") and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June, 2005 (the "Revolving Credit Facility"). ACL also issued $300.0 million of unsecured Series B 10 1/4% Senior Notes due June, 2008 (the "Senior Notes"), pursuant to a trust indenture (the "Indenture") with United States Trust Company of New York, as trustee.

General

    ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to ACL and third parties. ACL, through its domestic barging subsidiary American Commercial Barge Line LLC ("ACBL"), is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

    At year end, ACBL's combined barge fleet was the largest in the United States, consisting of 2,939 covered and 725 open barges, used for the transportation of dry cargo, and 456 tank barges used for transportation of liquid cargo. ACBL's barge fleet is supported by the largest towboat fleet in the United States, consisting of 191 towboats at year end.

    ACBL has a strong and diverse customer base consisting of several of the leading industrial and agricultural companies in the United States. ACBL has numerous long-standing customer relationships, with 17 of its top 25 customers having been customers of ACBL for over 20 years. In many cases, these relationships have resulted in multi-year contracts with these customers. Long-term contracts generally provide for minimum tonnage or requirements guarantees, which allow ACBL to plan its logistics more effectively. Historically, a majority of ACBL's contracts for non-grain cargoes are at a fixed price, increasing the stability and predictability of operating revenue.

    ACL, through its Jeffboat LLC ("Jeffboat") subsidiary, designs and manufactures towboats and barges for ACBL, other ACL subsidiaries and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates nine river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for steel, bulk, liquid and other general commodity products moving between barge, truck and rail. Another 18 terminal locations are owned or operated by Global Materials Services LLC ("GMS"), a joint venture with an unaffiliated third-party. Through its Louisiana Dock Company LLC ("LDC") subsidiary, ACL maintains 21 facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL as well as to third-party customers. ACL, through its Waterways Communications System LLC ("Watercom") subsidiary, provides automated ship-to-shore voice and data telecommunications services throughout the Inland Waterways.

    ACL's objective is to achieve stable earnings growth in its core barging business as well as its shipbuilding and terminals operations. Through effective coordination of its barging, shipbuilding, terminals, fleeting and services, ACL reduces costs while maintaining each business unit's ability to generate third-party revenue. In addition, ACL believes it is a technology leader in the barging industry. ACL has made significant investments that allow it to maximize operating efficiency through technologies such as real-time cargo tracking. This investment in technology strengthens ACL's ability to compete by lowering its cost structure and enhancing the quality of the services and products provided.

    Over the past several years, ACL has been able to successfully complete and integrate multiple large acquisitions, including SCNO Barge Lines, Inc., Hines, Inc., The Valley Line Company, Continental Grain's barging operations and the barging operations of National Marine. Based upon the success of these acquisitions, combined with ACL's ability to provide long-term, reliable service to its customers, ACL believes that it is particularly well-positioned to continue to grow through strategic acquisitions in its core business lines.

    In recent years, ACL also has become the leading provider of river barge transportation in South America. ACL conducts its international operations mainly through American Commercial Lines International LLC and its foreign subsidiaries, ACBL de Venezuela, C.A, ACBL Venezuela, Ltd., ACBL Hidrovias S.A., ACBL Hidrovias, Ltd. and ACBL Argentina, Ltd. (collectively, "ACL International"). ACL International's fleet consisted at year end of 140 covered and 114 open hopper barges, 15 tankers, 8 deck barges and 13 towboats. ACL International entered the South American market in 1993 by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL International's strategy has been to serve customers that require reliable, low-cost marine transportation abroad. ACL International works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL International has become the leading provider of barge transportation on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Because demand for transportation in South America is expected to grow and there are several consolidation opportunities in the South American market, ACL International has the opportunity to broaden the scope of its operations over the long term.

Industry

    Domestic barging focuses on four core commodity groups: steel/other bulk commodities, grain, coal and liquids. Because barging provides a low-cost transportation alternative for high mass/high volume cargoes, many bulk commodity shippers choose barging as their preferred mode of transportation. Coal is the barging industry's largest transport commodity from a tonnage standpoint, while grain is a material driver for the industry's overall freight rate structure for dry cargo movements due to the effect the varying levels of grain export demand has on capacity and rates. Chemicals are the primary liquid cargo handled by liquid barge carriers, along with petroleum products, edible oils, molasses and ethanol. Safety and quality control are essential factors in serving this market.

    The barging industry uses two types of equipment to move freight: towboats, providing the power source, and barges, providing the freight capacity. Each standard dry cargo barge is capable of transporting approximately 1,500 tons of cargo with the most common tank barges being either 10,000 barrel or 30,000 barrel capacity. The combination of a towboat and barges is called a tow, and usually consists of one towboat and from five to 40 barges. The number of barges in a tow will depend upon the horsepower of the towboat, the river capacity and conditions, the load and empty mix of the tow, the direction of travel and the commodity carried.

    Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. ACL's management believes the consolidation process will continue. There are currently six major domestic barging companies that operate more than 1,000 barges. There are also 16 mid-sized operators that operate over 200 barges, and approximately 11% of the barging capacity remains in the hands of small carriers that operate fewer than 200 barges. As the industry continues to consolidate, ACL believes that it will be well-positioned to realize cost savings and synergies by merging smaller operators into its existing network.

COMPANY OPERATIONS

Domestic Barging

    In 1999, ACBL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel/other bulk commodities, grain, coal and liquids. ACBL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACBL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACBL's fleet consisted of 3,664 dry cargo hopper barges and 456 double-skinned tankers. ACBL operated 811 of these dry cargo hopper barges and 25 of these tankers pursuant to charter agreements. The charter agreements have expiration dates ranging from one to fifteen years. ACBL expects generally to be able to renew or replace such charter agreements as they expire. Although ACBL will not purchase a material number of new barges in the year 2000, ACBL has a program to renew its fleet through which certain third party lenders will acquire new equipment from Jeffboat and lease that equipment to ACBL. ACBL anticipates that it will obtain approximately 160-185 new barges through this program in the year 2000.

Domestic Fleet Profile By Barge Type(1)

		Average Age (Years)
Barge Types	Number of Barges
		ACBL	Industry
Covered Hoppers	2,939	18.3	15.2
Open Hoppers	725	24.0	13.4
Tankers	456	19.8	21.1

Total	4,120	19.5	15.4

(1)
Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

    In addition, ACBL operates 191 towboats with an average age of approximately 25 years. No comparative industry data is available with respect to towboats. Of ACBL's 191 towboats, 34 are operated by ACBL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to six years. ACBL expects to be able to renew such charter agreements as they expire.

    The size and diversity of ACBL's towboat fleet allows it to deploy the towboats to the portions of the Inland Waterways where they can most effectively operate. For example, ACBL's towboats that have in excess of 9,000 horsepower operate with tow sizes of as many as 40 barges along the Lower Mississippi River where the river channels are wider and there are no restricting locks and dams. ACBL's 5,600 horsepower towboats operate along the Ohio, Upper Mississippi and Illinois Rivers where the river channels are narrower and restricting locks and dams are more prevalent. ACBL deploys smaller horsepower towboats for shuttle and harbor services.

Domestic Towboats By Horsepower(1)

Horsepower	Number of Towboats	Average Age (Years)
6,700—10,500	15	22.5
5,000—6,500	56	25.6
1,950—4,900	32	26.3
1,800 and below	88	24.3

Total	191	24.8

(1)
Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

    ACBL's barging operations encompass four core commodity groups: steel/other bulk commodities, grain, coal and liquids. In terms of tonnage and revenue, grain and coal are ACBL's largest transport commodities with steel/other bulk commodities and liquids second and third, respectively.

ACL Domestic Barging Operations By Commodity

(dollars and tonnage in millions)

	1999				1998				1997
	Revenue	%	Tonnage	%	Revenue	%	Tonnage	%	Revenue	%	Tonnage	%
Grain/Coal	$219	39.5	38	53.4	$197	41.9	37	56.8	$208	46.1	37	60.4
Bulk/Steel	137	24.7	21	34.0	134	28.7	22	33.5	141	31.3	21	33.2
Liquids	104	18.8	9	12.6	76	16.3	6	9.7	56	12.3	4	6.4
Other (1)	94	17.0	—	0.0	62	13.1	—	0.0	46	10.3	—	0.0

Total	$554	100.0	68	100.0	$469	100.0	65	100.0	$451	100.0	62	100.0

(1)
Includes towing and demurrage.

    To support its domestic barging operations, ACL maintains 21 shore-based facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, including five towboat dry-docks and nine barge dry-docks.

International Barging

    ACL launched its international barging operations in South America in 1993. ACL International currently operates on the Orinoco River, with headquarters in Puerto Ordaz, Venezuela, and on the Parana/Paraguay River system, with headquarters in Rosario, Argentina. South American operations generated 5% of ACL's 1999 operating revenue, and management expects revenues from South American operations to increase in the coming years. ACL International's expansion in South America has been accomplished by introducing new equipment and technology to the South American river systems, utilizing systems used in the United States and developing new processes to meet local requirements. ACL International expects to use its expertise to expand its barging operations into new regions.

International Fleet Profile By Barge Type

Barge Types	Number of Barges	Average Age (Years)
Covered Hoppers	140	7.4
Open Hoppers	114	16.7
Tankers	15	9.4
Deck	8	6.7

Total	277	11.3

    At year end, ACL International operated 102 dry cargo barges pursuant to charter agreements with expiration dates of one year. ACL International expects generally to be able to renew such charter agreements as they expire. In addition, ACL International operated 13 towboats in South America.

Barge and Towboat Design and Manufacturing

    Jeffboat manufactures both towboats and barges for ACBL, ACL International and third-party customers primarily for inland river service, but also produces coastal and offshore equipment and other special purpose vessels such as cruise boats, casino boats, and U.S. Army Corps of Engineers vessels. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. In 1999, Jeffboat was the leading producer of inland barges in the United States, producing more than half of the new supply of inland barges for the barging industry.

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

Terminals

    ACL's terminal subsidiary, ACT, directly operates nine facilities located on the Inland Waterways at Louisville, Kentucky; Cincinnati, Ohio; Guntersville, Alabama; St. Louis, Missouri; Memphis, Tennessee; Jeffersonville and Evansville, Indiana; and Omaha and Nebraska City, Nebraska. The GMS joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party, operates terminals at Memphis, Tennessee; and at Osceola, Helena, Pine Bluff, West Memphis and Ft. Smith (two sites), Arkansas, and through a subsidiary of GMS, Arrow Terminals Holdings, Inc., operates terminals/ service operations at Industry, Pennsylvania; Chicago, Illinois; Houston, Texas; Detroit, Michigan; Decatur, Alabama; Mingo Junction, Ohio; Follansbee and Brooklyn Junction, West Virginia; and, through an acquisition by GMS in December 1999, in Ft. Smith, Arkansas; as well as facilities in Vlissingen, Netherlands and Vancouver, Canada. The focus of ACT's operations is to support ACL's core barging business. As a result, ACT primarily pursues opportunities that fit well with ACBL's barging patterns, and the majority of the river tonnage moving through ACT terminals is transported by ACBL barges.

Ship-to-Shore Telecommunications Services

    Watercom is a provider of automated ship-to-shore voice and data telecommunications services throughout the Inland Waterways. Watercom is comprised of 54 shore stations with approximately 1,000 installed units on towboats and other vessels throughout the Inland Waterways. Through the Watercom connection, customers can send and receive both phone calls and faxes, receive data to on-board computers and maintain radio communications for areas where there is no phone connection. ACBL is able to utilize this technology to integrate towboat locations with ACBL's barge tracking software to obtain relative tracking of its towboat locations and thereby provide its barging customers with real-time updates of cargo arrivals.

Customers

    ACBL's primary customers include many of the nation's major industrial and agricultural companies. ACBL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACBL's top 25 customers accounted for 47% of ACL's fiscal 1999 operating revenue. One customer, Cargill, Inc., after its acquisition of Continental Grain Company, accounted for more than 10% of ACL's fiscal 1999 consolidated operating revenue.

    ACL operates a 24-hour planning center at its headquarters in Jeffersonville, Indiana to provide around-the-clock customer contact and planning capability. In addition to enhanced customer service, the planning center has improved communication between vessels and office staff for improved logistics and asset utilization.

Competition

    ACL's barging operations compete on the basis of price, service and equipment availability. Primary competitors of ACL's barging operations include other barge lines, railroads, trucks and pipelines. Barge transportation provides the lowest unit cost of delivery of any major form of transportation for high volume, bulk products, delivering 12% of the volume of U.S. freight for 2% of the total U.S. freight cost, according to data available from the U.S. Department of Transportation. One standard hopper barge has the equivalent carrying capacity of 15 railcars or 58 trucks. In areas where shippers have access to water transportation, the rate per ton-mile is significantly less than rail rates and approximately 80% to 90% lower than truck rates. While it is generally less expensive to move large volumes of certain liquids by pipeline when both the origin and destination have a direct connection to the pipeline, barge transportation of liquids has greater flexibility with respect to the origins and destinations that can be served.

    Competition within the barging industry for major commodity contracts is intense. There are a number of companies offering transportation services on the Inland Waterways. Carriers compete not only on the basis of commodity shipping rates, but also with respect to value-added services, including more convenient and flexible scheduling, more timely information and different equipment. ACL believes its vertical integration provides it with a competitive advantage. ACL utilizes its boat and barge repair and vessel fleeting facilities, Jeffboat's shipbuilding capabilities, ACT's geographically broad-based terminals and Watercom's ship-to-shore and data telecommunication services to support its core barging business and to offer a combination of competitive pricing and high quality service.

    ACL considers Jeffboat's major competitor to be Trinity Industries Inc. which operates five inland shipyards and which ACL estimates manufactures approximately one half of the new supply of inland barges. ACL believes that in addition to Trinity, Jeffboat's other competitors include Bollinger Machine Shop and Shipyard, Inc. and Galveston Shipbuilding Company for barges and Friede Goldman Halter, Inc. and Quality Shipyards, Inc. for towboats, all of which are located primarily on the Gulf of Mexico.

Properties

    ACL operates numerous land-based facilities that support its overall marine operations. These facilities include a major new construction shipyard, two repair shipyards, nine terminal facilities for cargo transfer and handling throughout the river system, 21 facilities for the staging, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 16 terminal locations in the United States, one in the Netherlands and one in Vancouver, Canada are operated by the GMS joint venture. Seven of these domestic terminals and the Netherlands location were added as a result of the Arrow Terminals acquisition by GMS in February 1999.

    The significant ACL-owned facilities among these properties include:

  •
  The Jeffboat shipbuilding facility in Jeffersonville, Indiana is the largest single site shipyard facility on the Inland Waterways. It is situated on 86 acres with 5,600 feet of frontage on the Ohio River across from Louisville, Kentucky. There are 38 buildings on the property comprising a total of 305,000 square feet under roof.

  •
  The LDC repair shipyard and office facility in Harahan, Louisiana is located on 59 acres of property along the Mississippi River immediately upstream from New Orleans. The facility includes several drydocks and a machine shop, warehouse and office facility.

  •
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

    ACL presently pays a federal fuel tax of 24.3 cents per gallon. Legislation has been proposed to repeal a portion (4.3 cents per gallon) of the federal fuel tax. In the future, existing user fees may be increased, and additional user fees imposed, to defray the costs of inland waterways infrastructure and navigation.

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

  •
  Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA, regarding contamination at the former Dravo Mechling property in Seneca, Illinois. The order requires performance of site sampling and future remediation at the site. Based on the investigation of the site to date, ACL and its consultants have established a remediation plan, subject to final approval of the EPA, which involves the excavation and removal of contaminated soil, site grading, seeding the affected area, and the installation of groundwater monitoring units. The site was materially remediated in 1999, with the EPA providing a letter indicating that no further remediation will be required, and ACL is awaiting final approval of its remediation efforts from the State of Illinois.

  •
  Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. Currently, the EPA is conducting an environmental site assessment of this property.

  •
  ACBL was named as a PRP at the Southern Shipbuilding facility in Slidell, Louisiana. As of this date, the EPA has taken no further action to pursue any response costs from ACBL as a PRP.

  •
  Although it has not been named a PRP, ACBL has also received notice that certain barges formerly owned by SCNO Barge Line, Inc. and The Valley Line Company (companies from which ACL purchased assets) also allegedly sent waste to the Southern Shipbuilding Superfund site prior to ACL's purchase of such assets from these companies. ACL believes that it is not responsible for such waste and also believes it is indemnified for such claims under the respective asset purchase agreements. ACL has provided notice of claims for indemnification pursuant to such asset purchase agreements.

  •
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

  •
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

  •
  ACBL has received notice from the EPA that it is a PRP at the State Marine of Port Arthur ("State Marine") Superfund Site in Port Arthur, Texas in regard to approximately 50 barges that were cleaned by State Marine for ACBL in the early 1980s. The EPA has requested that ACBL, and other potentially responsible companies, enter into negotiations for the performance of a Remedial Investigation and Feasibility Study, however, there has been no further action to pursue any response costs from ACBL as a PRP.

    Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

    As of December 31, 1999, ACL had reserves of approximately $1.1 million for environmental matters. ACL believes it has established reasonable and adequate reserves to cover its known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

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

    ACL endeavors to reduce employee exposure to hazards incident to its business through safety programs, training and preventive maintenance efforts. ACL emphasizes safety performance in all of its operating divisions. ACL believes that its safety performance consistently places it among the industry leaders as evidenced by what it believes are lower injury frequency levels than many of its competitors. ACL has been certified in the American Waterway Operators Responsible Carrier Program which is oriented to enhancing safety in vessel operations.

Intellectual Property

    ACL registers some of its material trademarks, tradenames and copyrights and has acquired patent protection for some of its proprietary processes. ACL has current trademark rights to conduct its business.

Insurance

    ACL maintains protection and indemnity insurance ("P&I") to cover liabilities arising out of the ownership and operation of marine vessels. ACL maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. Each vessel is insured at its current fair market value; however, damage claims are subject to an annual aggregate deductible of $2 million. ACL maintains coverage for shore-side properties, shipboard consumables and inventory, spare parts, worker's compensation, and general liability risks. ACL maintains primary insurance and third party guaranty agreements as to its statutory liabilities for discharges of oil or hazardous substances under the federal Oil Pollution Act of 1990. In the future, ACL may elect to self-insure such primary statutory liability amounts; however, ACL currently maintains and expects to continue to maintain excess coverage for pollution liability. All insurance policies have been obtained and arranged through the Aon Insurance Brokerage Syndicate, other brokers or direct placement with commercial insurers, and maintained with underwriters in the United States, British and other markets.

    Insurance premiums for the coverages described above will vary from year to year depending upon ACL's loss record and market conditions. In order to reduce premiums, ACL maintains certain per occurrence deductible, annual aggregate deductible and self-insured retention levels that it believes are prudent and generally consistent with those maintained by other shipping companies.

Employees

    As of December 31, 1999, on a consolidated basis, ACL employed approximately 4,100 individuals. Of this total (in approximate numbers), 730 individuals were engaged in shore-side management and administrative functions, 2,100 individuals were employed as boat officers and crew members on its marine vessels, 1140 individuals were engaged in production and repair activities at ACL's shipyard facilities, 60 individuals were employed by its Watercom communication unit, and 70 individuals were employed in production and hourly work activities at ACL's terminals. Approximately 1,000 of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 950) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union was renewed in 1998 for a term of three years. Approximately 100 of ACL's South American employees are represented by unions.

    In the first quarter of 2000, ACL reduced its administrative work force by approximately 30 employees through an early retirement, severance and attrition program.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    ACL's membership interests are not registered or traded on any stock exchange.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Years Ended (Dollars in Thousands)
	Dec. 31, 1999	Dec. 25, 1998	Dec. 26, 1997	Dec. 27, 1996	Dec. 29, 1995
Statement of Earnings Data (1):
Operating revenue	$739,136	$638,478	$618,233	$622,140	$553,582
Operating expense	664,544	575,729	559,600	521,476	458,126
Operating income	74,592	62,749	58,633	100,664	95,456
Other (income) expense	(3,048)	587	1,930	2,726	1,808
Interest expense	71,275	40,981	12,472	11,780	11,385
Earnings before income taxes and cumulative effect of accounting Change	6,365	21,181	44,231	86,158	82,263
Income taxes (benefit)	1,658	(64,263)	18,287	28,733	30,861
Cumulative effect of accounting change (2)	(1,737)	—	—	—	—
Net earnings	2,970	85,444	25,944	57,425	51,402
Other Operating Data:
Towboats (at period end)	204	201	145	148	127
Barges (at period end)	4,397	4,372	3,822	3,721	3,228
Tonnage (thousands, for period ended)	71,903	68,749	65,998	64,929	61,055
Other Financial Data:
EBITDA (3)	$129,859	$116,457	$97,852	$135,419	$126,208
Depreciation and amortization	51,222	46,337	41,149	37,481	32,560
Property additions	55,880	45,382	51,500	90,551	33,425
Net cash provided (used) by:
Operating activities	94,602	78,665	52,069	113,620	99,080
Investing activities	(59,156)	(62,572)	(49,300)	(93,655)	(36,504)
Financing activities	(53,961)	26,338	(20,128)	(52,484)	(36,226)
Statement of Financial Position Data:
Cash and cash equivalents	$30,841	$49,356	$6,925	$24,284	$56,803
Working capital	(16,525)	37,687	7,445	21,005	71,291
Properties—net	559,777	541,415	460,295	449,221	394,717
Total assets	776,096	838,530	640,138	667,095	658,499
Long-term debt, including current portion	712,807	758,900	48,230	52,714	57,198
Shareholder's equity/Member's deficit	(132,072)	(130,395)	299,501	292,557	285,932

(1)
ACL acquired Continental Grain Company's barging operations in 1996 and the barging operations of National Marine, Inc. in 1998. The results of operations and cash flows of the companies have been included from the date of the respective acquisition.
(2)
ACL adopted American Institute of Certified Public Accountants Statement of Position 97-3 in the first quarter 1999, with a cumulative effect adjustment of $1,737 in non-cash expense for workers' compensation second injury funds.
(3)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to ACBL and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, ACL International has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

    ACL derives its revenues primarily from the barge transportation of steel/other bulk commodities, grain, coal and liquids in the United States and South America. While ACL's customer base has remained relatively stable and certain of its operations provide relatively steady rate levels and profit margins, its results of operations can be impacted by a variety of external factors. These factors include fluctuations in rates for shipping grain, which in turn affect rates for shipping other dry cargoes, weather and river conditions and fluctuations in fuel prices. Although revenues from ACL's international operations are denominated in U.S. dollars, its results could be impacted by currency fluctuations.

    ACL seeks to enter into multi-year contracts at fixed prices (with inflation-indexed escalation and fuel adjustment clauses) with its customers. Approximately 70% of contracts in effect as of December 31, 1999 were for periods of greater than one year.

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

    The size of ACL's combined domestic and international fleet over the past three years is as follows:

Domestic and International Fleet
(Number of Barges)

	December 31, 1999	December 25, 1998	December 26, 1997
Barge Types
Covered hoppers	3,079	2,998	2,758
Open hoppers	839	895	811
Tankers	471	471	249
Deck Barges	8	8	4

Total	4,397	4,372	3,822

    The average age of ACBL's barge fleet is currently 18.3 years, compared with an industry average of 15.2 years. These barges have an expected life of approximately 25 to 30 years. In addition, ACBL operates 191 towboats domestically, with an average age of approximately 25 years. ACL International operates 277 barges, with an average age of 11.3 years, and 13 towboats.

    ACL is a limited liability company and its operations are conducted mainly through a series of limited liability company subsidiaries, and, as a result, ACL will not itself generally be subject to U.S. federal or state income tax. Taxable income will be allocated to the equity holders of the Parent and such holders will be responsible for income taxes on such taxable income. ACL intends to make distributions to the Parent which, in turn, will make distributions to its equity holders to enable them to meet all or a portion of their tax obligations with respect to taxable income allocated to them by ACL. The Amended and Restated

Limited Liability Company Agreement of the Parent (the "LLC Agreement") reduces the amount of tax distributions to CSX (or its affiliate) during the first nine years, which may make additional funds available for use by ACL, subject to the discretion of the Parent. Notwithstanding the foregoing, in certain circumstances the tax distribution provisions of the LLC Agreement permit distributions which could exceed the combined federal, state, local and foreign income taxes that would be payable with respect to taxable income of ACL for any given period if it were a Delaware corporation filing separate tax returns. Such distributions are permitted under the Indenture. See Item 13, "Certain Relationships and Related Transactions."

    One of ACBL's electric utility customers is in proceedings under Chapter 11 of the U.S. Bankruptcy Code. As the result of these proceedings, this contract was restructured at reduced rates for a term of at least five years. ACL believes the new rates will become effective in the second quarter of 2000. ACL believes that the revenue otherwise receivable under such contract will be reduced by $16 to $21 million annually, commencing in the second quarter of 2000.

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared with year Ended December 25, 1998

    ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year. 1999 was a 53 week year compared with prior year 1998 of 52 weeks.

    Operating Revenue.  Operating revenue for the year ended December 31, 1999 increased 16% to $739.1 million from $638.5 million for the year ended December 25, 1998. The revenue increase was due to higher volumes from the full year effect of the combination of National Marine's barging operations with those of ACL, higher freight rates and increased public sales at Jeffboat. The positive impact from these items was partially offset by unfavorable operating conditions caused by unusually heavy ice in January in North America and low water during the last half of the year in North and South America.

    Domestic barging revenue increased $84.9 million to $553.9 million primarily due to increased volumes as a result of the larger fleet. An increase in barge freight rates due to increased U.S. grain export demand also contributed to the positive results. The average freight rate per ton-mile increased 5%, increasing domestic revenue $15.0 million for the year, with most of the impact occurring in the last half of the year. These improvements were partially offset by lost volume as a result of the closure of the Illinois River and portions of the Upper Mississippi River due to ice in January, delays caused by major lock repairs during the third quarter, and reduced tonnage and slower speeds as result of low water attributable to drought conditions in the last half of the year. Domestic fleet velocity was further reduced by customers holding barge equipment at loading and unloading ports for longer than usual during the last half of 1999. International revenues fell $7.3 million to $40.1 million, due to severe drought conditions along the Parana/Paraguay River system and the cancellation of a barge charter agreement in Venezuela. Revenue at Jeffboat, ACL's marine construction subsidiary, rose $27.5 million to $124.4 million, reflecting increased hopper barge construction for third-party customers, offset somewhat by reduced construction of tank barges.

    Operating Expense.  Operating expense for the year ended December 31, 1999 rose 15% to $664.5 million from $575.7 million in the year ended December 25, 1998. Domestic barging expenses increased $77.2 million primarily due to operating the larger fleet and because of the adverse operating conditions discussed above. Operating expenses for 1999 also include non-recurring charges of $1.6 million for an employment contract payout to a former ACL executive. Operating expenses in 1998 include an $8.0 million non-cash, non-recurring compensation charge related to the Recapitalization, which was payable by CSX to certain executive officers of ACL. Average fuel prices increased from 46 cents per gallon in 1998 to 50 cents per gallon in 1999. International barging expenses fell $4.4 million to $39.7 million, largely due to drought related reduced volumes in the Argentine based operation and the cancellation of the charter agreement in Venezuela offset by higher wage rates and increased fringe benefit costs in Venezuela. Jeffboat's expenses increased $24.1 million to $112.0 million, due to increased barge construction. The volume related increase was partially offset by improved productivity and lower steel prices.

    Operating Income.  Operating income for the year increased 19% to $74.6 million from $62.7 million for 1998, due to the reasons discussed above.

    Interest Expense.  Interest expense for 1999 increased to $71.3 million from $41.0 million for the same period in 1998. The increase is due to $735 million of long-term debt obtained by ACL in connection with the Recapitalization being outstanding for a full year in 1999 compared to a half year in 1998.

    Earnings Before Income Taxes and Cumulative effect of Accounting Change.  Earnings before income taxes for the year declined to $6.4 million from $21.2 million in 1998 for the reasons discussed above.

    Income Taxes (Benefit).  Income taxes for the year increased to an expense of $1.7 million from a benefit of $64.3 million for 1998. ACL's domestic corporate subsidiaries, except ACL Capital Corp., were converted to limited liability companies as of June 30, 1998. Due to the change in tax status, previously recognized deferred income taxes were reversed in 1998, resulting in a benefit of $72 million.

    Cumulative effect of Accounting Change.  ACL recognized $1.7 million in non-cash expense related to a workers compensation secondary injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3 in the first quarter of 1999.

    Net Earnings.  Net earnings for 1999 decreased to $3.0 million from $85.4 million in 1998, due to the reasons discussed above.

Year Ended December 25, 1998 Compared To Year Ended December 26, 1997

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

    Operating Expense.  Operating expense for the year ended December 25, 1998 rose 3% to $575.7 million from $559.6 million in the year ended December 26, 1997. Domestic barging expenses increased $22.3 million, primarily due to operating the larger fleet but also because of the adverse operating conditions discussed above and an $8.0 million non-cash, non-recurring compensation charge in the third quarter of 1998 related to the Recapitalization, which was payable by CSX to certain executive officers of ACL. Average fuel prices declined from 62 cents per gallon in 1997 to 46 cents per gallon in 1998. International barging expenses rose $11.0 million to $44.1 million, largely due to increased volumes and start-up costs in Argentina. Jeffboat's expenses declined $4.4 million to $87.9 million, due to reduced barge construction, improved productivity and lower steel prices. Elimination of the CSX corporate management fee pursuant to the Recapitalization reduced 1998 expenses by $8.2 million.

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

Outlook

    Domestic barging demand and spot rates for grain, bulk, steel and liquids are expected to improve in 2000 as compared to 1999 levels. The U.S. Department of Agriculture currently forecasts 2000 corn exports of 1.88 billion bushels, a level similar to 1999. ACL's domestic and international barging volumes should also increase as river depths recover from the drought conditions of 1999 in both North and South America.

    In the first quarter of 2000, the average price of fuel consumed by ACBL vessels is expected to increase $.13 per gallon over the fourth quarter of 1999 and $.38 per gallon over the year ago, first quarter of 1999. ACBL vessels consume approximately 115 million gallons annually and generally ratably throughout the year.

    ACBL has contract price adjustment clauses and a fuel hedging program which provide protection for 70 to 80% of gallons consumed. However, because contract adjustments are deferred one quarter, a larger portion of the fuel price increase will affect income in the first quarter of 2000 and be recovered in the second quarter of 2000.

    ACL is in the process of making a number of organizational changes consistent with its strategy of using third parties to operate ancillary services in areas where ACL's resources can be more effectively focused on core assets. The barge cleaning facility at Baton Rouge will be operated by a non-affiliated third party, with ACL receiving a monthly fee and a share of the operating profits.

    In addition, ACL implemented a number of internal changes in the first quarter of 2000, including staff reductions, which should result in cost savings of approximately $2 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were implemented and should result in substantial future cost savings of approximately $5 to $6 million per year.

Liquidity and Capital Resources

    As of December 31, 1999 ACL had outstanding indebtedness of $688.4 million, including $382.0 million drawn under two Term Loans and $300.0 million aggregate principal amount of Senior Notes. ACL had other notes outstanding, including a note in connection with the purchase of two formerly leased towboats, of which $6.4 million were outstanding at year end. The outstanding indebtedness of $688.4 million is net of $24.4 million of Terminal Revenue Refunding Bonds which are discussed below. ACL sold $50 million of the trade receivables of two subsidiaries and used the proceeds to pay down $50.0 million of principal on the Term Loans in the fourth quarter of 1999.

    ACL also has available borrowings of up to $100.0 million under a Revolving Credit Facility. At the end of 1999, $7.4 million of letters of credit had been issued but no revolving loans were outstanding.

    In June 1998, ACL deposited $26.1 million into an escrow fund that will be used to repay $24.4 million principal of Terminal Revenue Refunding Bonds. ACL will repay the entire principal, interest and redemption premium on these bonds at the earliest allowable prepayment date which will occur in the second quarter of 2000. There are sufficient funds in the escrow account to substantially cover all amounts due. These funds are invested in U.S. government obligations through an irrevocable trust. The redemption premium of $0.7 million will be reflected as an extraordinary item on the Consolidated Statement of Earnings in the second quarter of 2000.

    The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. These and other risk factors are discussed in and incorporated by reference from "Risk Factors," Exhibit 99.1, appended hereto.

    Net cash provided by operating activities totaled $94.6 million, $78.7 million and $52.1 million for fiscal 1999, 1998 and 1997, respectively. The increase in net cash from operating activities in 1999 compared with 1998 was primarily due to $50.0 million provided by the proceeds from the sale of the trade receivables of two subsidiaries, offset by the reduction in net earnings and one additional interest payment in 1999 due to the ending date of ACL's fiscal year. The increase in net cash from operating activities in 1998 compared with 1997 was primarily due to the timing of cash receipts and disbursements related to accounts payable and accounts receivable.

    Net cash from operating activities was used primarily for capital expenditures and repayment of third-party debt. Capital expenditures were $55.9 million, $45.4 million and $51.5 million in 1999, 1998 and 1997, respectively. Expenditures included $23.9 million, $13.5 million and $24.0 million for domestic marine equipment and $8.9 million, $21.0 million and $18.5 million for foreign investments in 1999, 1998 and 1997, respectively. Net cash from operating activities also was used to pay cash dividends to CSX of $9.5 million in 1998 and $19.0 million in 1997. ACL expects capital expenditures in 2000 to be approximately $24 million primarily for fleet maintenance. Additional operating lease expense of approximately $2.7 million will be incurred to provide fleet replacement equipment.

    Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility. ACL currently plans to use excess cash provided by operations to pay down the Term Loans. However, the continuing industry consolidation trend may provide growth opportunities through acquisitions requiring the use of funds provided by operations and additional borrowings.

    ACL has various environmental liabilities which could have an impact on its financial condition and results of operations. These environmental matters are discussed in Item 1, "Legal Proceedings," contained herein.

Backlog

    ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $1,070 million and $1,254 million at December 31, 1999 and December 25, 1998, respectively. This backlog ranges from one to ten years with approximately 31% expected to be filled in 2000. The backlog for marine equipment was approximately $38 million and $111 million at December 31, 1999 and December 25, 1998, respectively. The backlog is one year with 100% expected to be filled in 2000. The reduction in backlog for public marine equipment is due to more production capacity being reserved for ACL's internal requirements and a general softening in demand.

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

Year 2000

    ACL commenced its assessment of Year 2000 exposures in 1997. By the third quarter of 1999, ACL completed remediation of its core business systems. As of December 31, 1999, ACL had completed all Year 2000 initiatives.

    ACL believes that its Year 2000 readiness program was successfully executed, key objectives were met and the Year 2000 project team adequately addressed all significant Year 2000 issues. Detailed contingency plans remain in place and can be implemented if any Year 2000 problems occur in the future. However, based on information gathered since January 1, 2000, ACL does not expect any interruptions in business operations from Year 2000 issues.

    To date, ACL has experienced no material outages or problems related to the Year 2000 date rollover. All business systems are functioning normally and ACL has not experienced any material disruptions in service with third party organizations with which it interacts related to the century change.

    The Year 2000 project had a minimum total cost of approximately $3.3 million of which approximately $1.4 million was spent during 1999. Year 2000 expenses represented less than 17% of the technology budget during 1999. Year 2000 costs are expensed as incurred and funded with cash flows from operations. ACL does not expect to incur significant Year 2000 project costs in the year 2000.

    While ACL presently believes that the timely completion of its Year 2000 project limited the exposure, so that the Year 2000 issue has not posed material operational problems, ACL recognizes that it does not control third party constituents. If these third party organizations have subsequent failures related to the Year 2000 century change and/or fail to properly implement appropriate contingency plans, Year 2000 failures may result. These failures could potentially have a material adverse impact on ACL's financial position, results of operations and cash flows.

Changes in Accounting Standards

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

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning January 1, 2001, but earlier application is encouraged. ACL has not determined when it will adopt Statement No. 133, but expects adoption will not have a significant effect on its consolidated financial statements.

Forward Looking Statements

    This Annual Report on Form 10-K contains certain forward-looking statements about ACL's financial position and results of operations. These statements include words such as "believe", "expect", "anticipate", "intend", "estimate" or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

  •
  substantial leverage and ability to service debt;

  •
  changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

  •
  general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports;

  •
  annual worldwide weather conditions, particularly those affecting North and South America; and

  •
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. A discussion of ACL's primary market exposures in financial instruments is presented below.

Fuel Price Risk.

    Fuel consumed in 1999 represented approximately 8% of ACL's operating expenses. Most of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk. In addition, ACL has entered into fuel rate swap agreements for short-term protection. As a result of ACL's fuel hedging strategy, it might not fully benefit from certain fuel price declines.

    Based on ACL's 2000 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact its annual operating income by approximately $0.2 million (compared to the 1999 projection of $0.1 million), after the effect of escalation clauses in long-term contracts and fuel rate swap agreements in place as of December 31, 1999. As of December 31, 1999, ACL had hedged approximately 21% of its projected 2000 fuel requirements using fuel rate swap agreements. ACL estimates that at December 31, 1999, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $1.2 million. In 1999 ACL hedged approximately 23% of its fuel requirements and the fair value of ACL's fuel rate swap contracts would have changed by $1.1 million assuming a 10% change in per gallon fuel price. A discussion of ACL's accounting policies for fuel rate swaps is included in Note 9 to the Consolidated Financial Statements.

Interest Rate and Other Risks.

    At December 31, 1999, ACL had $382.0 million of floating rate debt outstanding, which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $3.8 million annually. ACL had $434.5 million of floating rate debt outstanding at the end of its 1998 fiscal year, which represented the outstanding balance of the Senior Credit Facilities at that time. A 1% change in interest rates in 1999 would have changed interest expense by $4.3 million annually.

    At December 31, 1999 ACL had sold at a discount based upon commercial paper rates, $50.0 million of the accounts receivable of two subsidiaries. ACL has the right to repurchase these receivables. At this amount outstanding, a 1% change in the commercial paper rates would change other expense by $0.5 million annually. This risk did not exist in 1999.

Foreign Currency Exchange Rate Risks.

    As in 1999, all of ACL's significant transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, ACL is affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, ACL's investments in foreign affiliates subjects it to foreign currency exchange rate and equity price risks. Management does not consider its exposure to exchange rate risks to be material and considers its investments in foreign affiliates to be denominated in relatively stable currencies and of a long-term nature. Accordingly, ACL does not typically manage its related foreign currency exchange rate and equity price risks through the use of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in Thousands)

	Fiscal Years Ended
	December 31, 1999	December 25, 1998	December 26, 1997
OPERATING REVENUE	$739,136	$638,478	$618,233
OPERATING EXPENSE
Materials, Supplies and Other	351,125	290,504	289,394
Labor and Fringe Benefits	182,225	167,580	150,960
Fuel	53,307	47,454	56,982
Depreciation and Amortization	51,222	46,337	41,149
Taxes, Other Than Income Taxes	26,665	23,854	21,115

	664,544	575,729	559,600

OPERATING INCOME	74,592	62,749	58,633
OTHER EXPENSE (INCOME)
Interest Expense	71,275	36,974	3,720
Interest Expense, Affiliate-Net	—	4,007	8,752
Other, Net	(3,048)	587	1,930

	68,227	41,568	14,402

EARNINGS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	6,365	21,181	44,231
INCOME TAXES (BENEFIT)	1,658	(64,263)	18,287

EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	4,707	85,444	25,944
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—

NET EARNINGS	$2,970	$85,444	$25,944

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Years Ended
	December 31, 1999	December 25, 1998	December 26, 1997
OPERATING ACTIVITIES
Net Earnings	$2,970	$85,444	$25,944
Adjustments to Reconcile Net Earnings to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	54,039	47,737	41,149
Deferred Income Taxes	—	(70,091)	90
Proceeds from the Initial Sale of Accounts Receivable	50,000	—	—
Other Operating Activities	1,914	5,502	3,216
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,146	8,990	10,818
Materials and Supplies	(2,903)	(12,762)	14,062
Accrued Interest	(14,834)	21,619	(135)
Other Current Assets	(2,136)	(9,210)	(5,157)
Due to Affiliates	—	(13,805)	(844)
Other Current Liabilities	406	15,241	(37,074)

Net Cash Provided by Operating Activities	94,602	78,665	52,069
INVESTING ACTIVITIES
Property Additions	(55,880)	(45,382)	(51,500)
Proceeds from Property Dispositions	2,133	9,675	3,411
Restricted Investments	—	(26,128)	—
Sale of Restricted Investments	—	216	—
Other Investing Activities	(5,409)	(953)	(1,211)

Net Cash Used in Investing Activities	(59,156)	(62,572)	(49,300)
FINANCING ACTIVITIES
Recapitalization Distribution	—	(695,000)	—
Issuance of Membership Interests	—	60,047	—
Debt Issued	—	735,000	—
Financing Costs	—	(27,000)	—
Partner Distribution	(541)	—	—
Long Term Debt Repaid	(53,046)	(99,330)	(4,484)
Affiliate Debt Repaid	—	(11,200)	(11,200)
Cash Dividends Paid	—	(9,500)	(19,000)
Other Financing	(374)	(10,612)	8,006
Short Term Borrowing from Affiliates	—	83,933	6,550

Net Cash (Used in) Provided by Financing Activities	(53,961)	26,338	(20,128)
Net (Decrease) Increase in Cash and Cash Equivalents	(18,515)	42,431	(17,359)
Cash and Cash Equivalents at Beginning of Period	49,356	6,925	24,284

Cash and Cash Equivalents at End of Period	$30,841	$49,356	$6,925

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in Thousands)

	December 31, 1999	December 25, 1998
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$30,841	$49,356
Accounts Receivable, Net	34,408	88,556
Materials and Supplies	42,516	39,054
Restricted Investments	25,436	—
Other Current Assets	23,086	19,962

Total Current Assets	156,287	196,928
PROPERTIES-Net	559,777	541,415
RESTRICTED INVESTMENTS	—	25,912
NET PENSION ASSET	22,651	21,490
OTHER ASSETS	37,381	52,785

Total Assets	$776,096	$838,530

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$39,095	$39,823
Accrued Payroll and Fringe Benefits	17,282	23,166
Deferred Revenue	10,548	9,459
Accrued Claims and Insurance Premiums	17,362	14,661
Accrued Interest	7,689	22,523
Current Portion of Long-Term Debt	28,730	2,500
Other Current Liabilities	52,106	47,109

Total Current Liabilities	172,812	159,241
LONG-TERM DEBT	684,077	756,400
PENSION LIABILITY	22,229	19,347
OTHER LONG-TERM LIABILITIES	29,050	33,937

Total Liabilities	908,168	968,925

MEMBER'S DEFICIT
Member's Interest	220,074	220,047
Other Capital	161,768	161,051
Retained Deficit	(513,914)	(511,493)

Total Member's Deficit	(132,072)	(130,395)

Total Liabilities and Member's Deficit	$776,096	$838,530

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF MEMBER'S DEFICIT / SHAREHOLDER'S EQUITY

(Dollars in Thousands)

	Outstanding Shares	Common Stock	Member's Interest	Other Capital	Retained Earnings (Deficit)	Total
Balance at December 28, 1996	1,001	$6,006	$—	$165,164	$121,387	$292,557
Net earnings					25,944	25,944
Cash dividends to CSX					(19,000)	(19,000)

Balance at December 26, 1997	1,001	6,006	—	165,164	128,331	299,501
Net earnings					85,444	85,444
Cash dividends to CSX prior to the recapitalization					(9,500)	(9,500)
Distributions to CSX pursuant to the recapitalization					(20,768)	(20,768)
CSX Pension Plan spin-off				(23,893)		(23,893)
Cash distribution to CSX pursuant to the recapitalization					(695,000)	(695,000)
Contribution of capital by CSX				171,274		171,274
Recapitalization of ACL's assets and liabilities	(1,001)	(6,006)	155,000	(148,994)		—
Issuance of membership interests			65,047			65,047
Fees related to the recapitalization				(2,500)		(2,500)

Balance at December 25, 1998	—	—	220,047	161,051	(511,493)	(130,395)
Comprehensive Income:
Net earnings					2,970	2,970
Foreign currency translation				(337)		(337)

Total Comprehensive Income				(337)	2,970	2,633
Contribution of capital by CSX				1,054		1,054
Other					(4,850)	(4,850)
Issuance of membership interests			27			27
Cash distribution to partners					(541)	(541)

Balance at December 31, 1999	—	$—	$220,074	$161,768	$(513,914)	$(132,072)

See accompanying Notes to Consolidated Financial Statements

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    The operations of American Commercial Lines LLC ("ACL") (formerly American Commercial Lines, Inc. which was converted to a limited liability company in the second quarter of 1998) include barge transportation together with related terminal, marine construction and repair, and communications services along inland waterways. Barge transportation services include the movement of steel and other bulk products, grain, coal, and liquids in the United States and South America and account for the majority of ACL's revenues. Marine construction and repair, terminal and communications services are provided to customers in marine transportation and other related industries in the United States. ACL has long term contracts with some customers.

    ACL was a wholly-owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL (See Note 2).

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

Fiscal Year

    ACL follows an annual fiscal reporting period, which ends on the last Friday in December. The financial statements presented are for the fiscal years ended December 31, 1999 and December 25, 1998 and December 26, 1997.

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

Accounts Receivable

    Accounts Receivable consist of the following:

	1999	1998
Accounts Receivable	$22,097	$90,891
Note Receivable-ACLF (See Note 3)	14,601	—
Allowance for Doubtful Accounts	(2,290)	(2,335)

	$34,408	$88,556

    ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

Materials and Supplies

    Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	1999	1998
Raw Materials	$7,975	$9,802
Work in Process	16,989	9,829
Parts and Supplies	17,552	19,423

	$42,516	$39,054

Restricted Investments

    Restricted Investments represent U.S. government obligations purchased and deposited into an escrow fund which together with future income, is to be used to repay $24.4 million principal of the Terminal Revenue Bonds plus redemption premium and interest. These investments are classified as held to maturity and are carried on the balance sheet at cost.

Properties

    Properties, at cost, consist of the following:

	1999	1998
Land	$13,620	$13,620
Buildings and Improvements	42,917	41,641
Equipment	833,013	762,742

	889,550	818,003
Less Accumulated Depreciation	329,773	276,588

	$559,777	$541,415

    Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 30 years. Depreciation expense was $49,779 in 1999, $44,606 in 1998 and $38,675 in 1997.

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

Global Materials Services LLC

    ACL's ownership interest in Global Materials Services LLC (GMS) was 50% at December 31, 1999 and December 25, 1998. ACL accounts for this investment on the equity method. ACL's investment in GMS at December 31, 1999 and December 25, 1998 of $6,816 and $4,311 respectively, is included in other assets on the consolidated statement of financial position. Earnings related to ACL's investment in GMS for the year ended December 31, 1999 and December 25, 1998 were $1,341 and $433, respectively, and are included in other income in the consolidated statement of earnings. Other comprehensive income related to ACL's investment in GMS for the year ended December 31, 1999 was ($337).

Debt Amortization

    ACL amortizes debt costs over the term of the debt. Amortization expense was $2,802 in 1999, $1,540 in 1998 and $326 in 1997 and is included in interest expense.

Revenue Recognition

    Barge transportation revenue is recognized proportionately as shipments move from origin to destination. Terminal, repair and communication revenue is recognized as services are provided. Marine construction revenue and related expense is primarily recognized on the completed-contract method, due to the short-term nature of contracts.

Comprehensive Income

    Accumulated other comprehensive income was ($337) at December 31, 1999 related to foreign currency translation. The difference between net income and comprehensive income was not significant in 1998 or 1997.

Reclassification

    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NOTE 2. BUSINESS COMBINATION

    ACL was a wholly-owned subsidiary of CSX until June 30, 1998. On June 30, 1998, the Parent completed a recapitalization in a series of transactions in which the barge business of Vectura and its subsidiaries was combined with that of ACL. ACL issued $735 million in new debt, Vectura contributed certain of its assets and liabilities (referred to as the NMI Contribution) plus $60 million in cash, and ACL paid a $695 million distribution to CSX and $75 million of existing liabilities of Vectura. In addition, CSX contributed to the capital of the Parent approximately $163 million of existing liabilities owed to CSX. The distributions to CSX pursuant to the recapitalization include $11,814 for certain barges, $7,304 in net assets of certain terminal operations, and $1,650 in taxes. In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

    The transactions described above have been accounted for as a recapitalization of ACL with the NMI Contribution accounted for by the purchase method of accounting. The purchase price of $5 million was less than the fair value of the tangible and intangible net assets acquired, which resulted in a reduction from fair value of long-term assets.

    If the recapitalization of ACL and the purchase of National Marine had occurred as of the beginning of 1997, the unaudited pro forma consolidated results of operations would have been:

	1998	1997
Operating revenue	$696,676	$742,677
Operating income	66,908	78,134
(Loss) earnings before income taxes	(4,175)	5,811
Income taxes	4,827	2,127
Net (loss) earnings	(9,002)	3,684

    The unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the transaction been consummated at the beginning of the year proceeding the year of acquisition.

NOTE 3. ACCOUNTS RECEIVABLE SECURITIZATION

    On December 30, 1999, ACL sold accounts receivables of two subsidiaries to a 100% owned subsidiary, American Commercial Lines Funding Corporation (ACLF). Simultaneously, ACLF entered into a three year accounts receivable securitization facility with a financial institution and its affiliate whereby ACLF can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $50.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. At December 31, 1999, ACL had outstanding under the agreement $50.0 million and had $14.6 million of net residual interest in the securitized receivables which is included in Accounts Receivable, Net in ACL's consolidated financial statements.

NOTE 4. LONG-TERM DEBT

    Long-Term Debt consists of the following:

	1999	1998
$235 million Term Loan	$206,500	$234,750
$200 million Term Loan	175,500	199,750
$300 million Senior Notes	300,000	300,000
Terminal Revenue Facilities Refunding Bonds	24,400	24,400
Other Notes	6,407	—

	712,807	758,900
Less, current portion	28,730	2,500

	$684,077	$756,400

    ACL has a Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $100 million, maturing in June, 2005, but each loan must be repaid within one year. Although there were no borrowings on the facility at December 31, 1999, outstanding letters of credit of $7.4 million reduced the borrowing base.

    The $235 million Term Loan matures in 2000 through 2007. The $200 million Term Loan matures in 2000 through 2006. The two Term Loans and the Revolving Credit Facility bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rates at December 31, 1999 were 8.875% for the $235 million and 8.625% for the $200 million term loans. Interest on the Term Loans is payable quarterly. The Senior Notes require no principal payments until maturity in 2008 and have a fixed interest rate of 10.25%. Interest is payable semi-annually. The Term Loans and Revolving Credit Facility are collateralized by most of ACL's assets. The Senior Notes are not collateralized. The Term Loans, Revolving Credit Facility and Senior Notes contain a number of covenants, including specified financial ratios. ACL has Other Notes totaling $6,407 which mature in 2000, 2002 and 2003 with rates of 5.84%, 6.75% and 9.0%.

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

    Long-term debt due in the next five years is $28,730 in 2000, $2,238 in 2001, $3,464 in 2002, $7,658 in 2003, $47,488 in 2004 and $623,229 thereafter.

NOTE 5. INCOME TAXES

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

    Components of income tax expense (benefit) follow:

	1999	1998	1997
Currently payable:
Federal	$—	$819	$15,040
State	(27)	306	1,030
Foreign	1,685	4,703	2,127

	1,658	5,828	18,197

Deferred:
Federal	—	1,784	3
State	—	106	87

	—	1,890	90
Reversal of previously established deferred income taxes resulting from change of tax status	—	(71,981)	—

	—	(70,091)	90

	$1,658	$(64,263)	$18,287

    Income tax computed at federal statutory rates reconciled to income tax expense (benefit) follows:

	1999	1998	1997
Tax at Federal Statutory Rate	$—	$7,413	$15,481
State Income Taxes, Net	(27)	239	726
Foreign Operations, Net	1,685	5,343	3,183
Tax effect of income taxable to member resulting from change in tax status	—	(4,120)	—
Reversal of previously established deferred income taxes resulting from change of tax status	—	(71,981)	—
Other	—	(1,157)	(1,103)

Total Income Tax Expense (Benefit)	$1,658	$(64,263)	$18,287

The significant components of the tax effect of temporary differences of assets and liabilities as of December 31, 1999 and December 25, 1998 follow:

	1999	1998
Deferred Tax Assets:
Net operating carryforward of subsidiaries	$6,605	$4,186
Less valuation allowance for foreign net operating loss carryforwards	(6,605)	(4,186)

Net deferred tax liability	$—	$—

    ACL has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings as of December 31, 1999 and December 25, 1998 amounted to $4,208 and $12,774, respectively.

    At December 31, 1999, certain foreign subsidiaries have accumulated net operating loss carryovers for income tax purposes of approximately $19,167 which expire in years 2000 to 2004. Management is unable at this time to project utilization of such carryforwards, and has established a valuation allowance for such.

    The basis of assets and liabilities for financial reporting purposes is more (less) than the tax basis of such assets and liabilities at December 31, 1999 and December 25, 1998 as follows:

	1999	1998
Assets:
Property & Equipment	$270,047	$265,130
Pension	26,204	22,899
Other Assets	1,333	2,162

	297,584	290,191
Liabilities:
Pension	27,429	24,199
Post-Retirement Benefits	17,683	17,440
Accrued Liabilities and Other	25,092	27,544

	70,204	69,183
Net	$227,380	$221,008

NOTE 6. EMPLOYEE BENEFIT PLANS

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

    As of January 31, 2000, the accrued benefit obligation under the American Commercial Lines LLC Pension Plan was frozen. The past service benefit obligation is complemented by a new prospective annual benefit obligation. This change affects salaried employees covered by this plan and will result in future cost savings to ACL.

    In 1999 the National Marine Pension Plan was merged into the ACL Pension Plan. Prior to January 1, 1998, certain employees of ACL participated in the combined CSX Pension Plan for which ACL was allocated a portion of the annual net pension expense. CSX determined that it would spin off the assets and liabilities in the CSX Pension Plan attributable to ACL employees to a newly created plan sponsored by ACL. The plan spin-off was completed in June 1998. This transfer of assets and benefit liabilities resulted in ACL recording a pension liability of approximately $24 million and a corresponding reduction to other capital. The assets transferred to the new plan of approximately $52 million were determined based on regulations established under ERISA.

    In addition to the defined benefit pension and related plans, ACL has a defined benefit post-retirement plan covering most full-time employees. The plan provides medical benefits and is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plan anticipates future cost-sharing changes to the written plan that are consistent with ACL's expressed intent to increase the retiree contribution rate annually.

    A summary of the pension and post-retirement plan components at September 30 (valuation date) follows:

	Pension Benefits		Post-Retirement Plan
	1999	1998	1999	1998
Change in benefit obligation:
Benefit obligation, beginning of year	$(104,360)	$(19,091)	$(11,692)	$(18,310)
Service cost	(6,681)	(5,177)	(633)	(558)
Interest cost	(6,898)	(6,301)	(766)	(759)
Plan participants' contributions	—	—	(152)	(180)
Amendments	(1,171)	(1,272)	1,729	—
Actuarial gain	—	—	125	7,152
Liability gain (loss)	24,540	(8,797)	—	—
Benefits paid	3,680	3,043	1,070	963
Impact of CSX Plan Spin-off	—	(66,765)	—	—
Impact of merger of NMI Plan into ACL Plan	(6,590)	—	—	—

Benefit obligation, end of year	$(97,480)	$(104,360)	$(10,319)	$(11,692)

	Pension Benefits		Post-Retirement Plan
	1999	1998	1999	1998
Change in plan assets:
Fair value of plan assets at beginning of year	$99,289	$42,694	$—	$—
Actual return on plan assets	8,611	4,386	—	—
Employer contribution	2,246	3,535	918	783
Plan participants' contributions	—	—	152	180
Benefits paid	(3,681)	(3,043)	(1,070)	(963)
CSX spin-off	—	51,717	—	—
NMI Plan merger	7,981	—	—	—

Fair value of plan assets at end of year	$114,446	$99,289	$—	$—

Funded status:
Funded status	$16,966	$(5,071)	$(10,319)	$(11,692)
Unrecognized transition liability	(956)	(2,193)	—	—
Unrecognized net actuarial (gain) loss	(11,826)	12,740	(7,405)	(6,057)
Unrecognized prior service cost	(6,327)	(8,107)	—	—
Net claims during 4th quarter	—	—	202	310
Cash contributions, 10/1 to 12/31	—	95	—	—

Accrued benefit cost	$(2,143)	$(2,536)	$(17,522)	$(17,439)

Amounts recognized in the consolidated statement of financial position consist of:
Prepaid benefit cost	$22,651	$21,490	$—	$—
Accrued benefit liability	(24,922)	(24,026)	(17,522)	(17,439)
Other	128	—	—	—

Net amount recognized	$(2,143)	$(2,536)	$(17,522)	$(17,439)

Components of net periodic benefit cost

	Pension Plans			Post-Retirement Plan
	1999	1998	1997	1999	1998	1997
Service cost	$6,682	$5,177	$661	$633	$558	$839
Interest cost	6,898	6,301	1,297	767	759	1,373
Expected return on plan assets	(10,093)	(8,187)	(3,104)	—	—	—
Transition obligation amortization	(1,237)	(1,237)	(475)	—	—	—
Amortization of prior service costs	(609)	(738)	144	—	(339)	(568)
Gain/loss Amortization	167	113	78	—	—	—
CSX Adjustment	—	—	1,600	—	—	—
Recognized net actuarial loss (gain)	—	—	—	(575)	(580)	67

Net periodic benefit cost	$1,808	$1,429	$201	$825	$398	$1,711

Weighted-average assumptions as of September 30
Discount rate	7.75%	6.75%	7.50%	6.75%	7.50%	7.50%
Expected return on plan assets	10.00%	9.50%	9.50%	NA	NA	NA
Rate of compensation increase	5.00%	5.00%	5.00%	NA	NA	NA

    The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 9.0% for 1999-2000, decreasing gradually to a 5.5% trend rate by 2006 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 31, 1999 by $673 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 1999 by $149.

    ACL also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $2,028, $1,799 and $1,649 in 1999, 1998 and 1997, respectively.

    Certain employees are covered by union-sponsored, collectively-bargained, multi-employer defined benefit pension plans. Contributions to such plans, which are based upon union contracts, were approximately $76, $98 and $87 in 1999, 1998 and 1997, respectively.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in Thousands)

NOTE 7. LEASE OBLIGATIONS

    ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2000 to 2015 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was approximately $47,252 in 1999, $42,681 in 1998, and $40,585 in 1997.

    At December 31, 1999 minimum future lease payments under non-cancelable operating leases total $24,510 for 2000, $19,993 for 2001, $14,853 for 2002, $11,240 for 2003, $7,688 for 2004 and $32,826 thereafter.

NOTE 8. RELATED PARTIES

    Prior to July 1, 1998, ACL was a wholly- owned subsidiary of CSX and participated in the CSX cash management plan. Under the plan, excess cash was advanced to CSX for investment and CSX made cash funds available to its subsidiaries as needed for use in their operations. The subsidiaries were charged for borrowings or compensated for investments based on returns earned by the plan portfolio. Interest expense related to ACL's borrowings from the plan was $1,052 and $1,889 in 1998 and 1997, respectively. There was no interest expense from the plan in 1999.

    ACL maintains insurance coverage which transfers substantially all risk of loss, subject to coverage limits, related to various personal injury and property damage claims, to an insurance company. Prior to July 1, 1998 ACL maintained coverage with an insurance company owned by CSX. Accordingly, loss reserve accruals for such claims are not required, except for minimal per claim deductible amounts. ACL paid premiums of approximately $3,560 and $6,350 to a CSX affiliate during 1998 and 1997, respectively. There were no premiums paid to CSX in 1999.

    Included in Materials, Supplies and Other operating expenses are amounts related to a management service fee charged by CSX of $7,410 and $15,024 in 1998 and 1997, respectively. There was no CSX management fee charged in 1999. Also included is $1,070 and $717 in 1999 and 1998 respectively, for charter expense related to a new equipment charter effective July 1, 1998 with a subsidiary of CSX. The charter was bought out for $2,419 in 1999.

    ACL also leases certain barges from JEM Transportation, Inc. An executive officer of ACL is a principal in JEM Transportation, Inc. Charter expense included in Materials, Supplies and Other operating expenses were $347, $347 and $489 in 1999, 1998 and 1997, respectively.

    In the third quarter of 1998, ACL recognized non- recurring non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

    ACL's restricted investments, long-term debt and fuel hedge agreements are the only financial instruments with a fair value significantly different than their carrying amounts.

	1999		1998
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted Investments	$25,436	$25,336	$25,912	$26,077
Liabilities:
$235 million Term Loan	$206,500	$206,500	$234,750	$234,750
$200 million Term Loan	175,500	175,500	199,750	199,750
$300 million Senior Notes	300,000	312,500	300,000	295,567
Terminal Revenue Facilities Refunding Bonds	24,400	24,400	24,400	24,400
Other Notes	6,407	6,417	—	—
Off-balance sheet financial instruments:
Net unrealized gain (loss) on fuel hedge agreements	$—	$1,578	$—	$(2,016)

    The fair values of the Restricted Investments and Senior Notes payable are based on quoted market values. The carrying values of the Term Loans, all of which bear interest at floating rates, approximate their fair values. The fair value of the Terminal Revenue Refunding Bonds and the Other Notes have been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

    ACL enters into fuel rate swaps, to reduce the effects of fluctuations in fuel prices and does not use them for trading purposes. At December 31, 1999, ACL had fuel rate swap agreements with a major financial institution. Under these agreements, ACL will pay fixed prices ranging from $0.39 to $0.64 per gallon. Since the agreements qualify as a hedge and correlate to price movement of fuel, any gains or losses resulting from market changes are recognized as fuel expense. As of December 31, 1999 there were 21,700,000 gallons remaining on the contract. The agreements terminate January 31, 2001. Because of the institution's high credit rating, management believes that these agreements do not present significant credit risk to ACL.

NOTE 10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    ACL had unpaid property additions of $5.7 million as of December 31, 1999. In the third quarter 1999, a merger of certain Venezuelan subsidiaries and certain investee companies occurred which resulted in non-cash assets and liabilities.

    Pursuant to the Recapitalization (see Note 2), CSX contributed to the capital of the Parent $163.3 million of existing debt, including a long-term loan with a principal balance of $67.2 million and short-term borrowings of $96.0 million. Additionally, ACL distributed to CSX $11.8 million of barges and $7.3 million in net assets in certain terminal operations. The NMI Contribution was financed through the issuance of $5.0 million of membership interests. ACL recorded a pension liability of $23.9 million and a corresponding charge to other capital as a result of the CSX Pension Plan spin-off (See Note 6). In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

    Cash interest payments on debt amounted to $84,084, $13,715 and $3,855 in 1999, 1998 and 1997, respectively.

    ACL made income tax payments of $3,937 in 1999, $15,479 in 1998 and $16,674 in 1997.

NOTE 11. CONTINGENCIES

    A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

    One of ACL's electric utility customers is in proceedings under Chapter 11 of the U.S. Bankruptcy Code. In 1999 the contract was restructured at reduced rates for a term of at least five years. The revenue receivable under the new contract could be reduced by $16 to $21 million annually commencing second quarter 2000.

NOTE 12. BUSINESS SEGMENTS

    ACL has two reportable business segments-barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets as well as external customers.

    Management evaluates performance based on segment earnings, which is defined as operating income, before income taxes and excluding the management services fee paid to CSX in 1998 and 1997. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

    Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments
			All Other Segments
	Barging	Construction		Total
Year ended December 31, 1999
Revenues from external customers	$593,939	$124,423	$20,774	$739,136
Intersegment revenues	—	20,442	5,174	25,616
Depreciation expense	44,787	1,911	3,081	49,779
Segment earnings	57,670	12,387	4,535	74,592
Segment assets	646,613	60,990	68,493	776,096
Property Additions	52,387	1,790	1,703	55,880
Year ended December 25, 1998
Revenues from external customers	$516,422	$96,932	$25,124	$638,478
Intersegment revenues	—	15,844	4,741	20,585
Depreciation expense	39,397	1,837	3,372	44,606
Segment earnings	52,889	9,073	8,197	70,159
Segment assets	704,748	65,355	68,427	838,530
Property Additions	42,995	1,958	429	45,382
Year ended December 26, 1997
Revenues from external customers	$487,106	$100,711	$30,416	$618,233
Intersegment revenues	—	33,263	4,204	37,467
Depreciation expense	32,982	1,569	4,124	38,675
Segment earnings	56,832	8,507	8,318	73,657
Segment assets	537,307	50,907	51,924	640,138
Property Additions	47,827	2,635	1,038	51,500

    Financial data for segments below the reporting thresholds are attributable to two operating segments—a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

    The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

	1999	1998	1997
Revenues
Revenues from external customers	$739,136	$638,478	$618,233
Intersegment revenues	25,616	20,585	37,467
Elimination of intersegment revenues	(25,616)	(20,585)	(37,467)

Operating revenue	$739,136	$638,478	$618,233

Earnings
Total segment earnings	$74,592	$70,159	$73,657
Unallocated amounts:
Management service fee charged by CSX	—	(7,410)	(15,024)
Interest expense	(71,275)	(36,974)	(3,720)
Interest expense, affiliate—net	—	(4,007)	(8,752)
Other, net	3,048	(587)	(1,930)

Earnings before income taxes and cumulative effect of accounting change	$6,365	$21,181	$44,231

Geographic Information

	Revenues			Properties—Net
	1999	1998	1997	1999	1998
United States	$699,072	$591,080	$582,185	$476,419	$471,911
South America	40,064	47,398	36,048	83,358	69,504

Total	$739,136	$638,478	$618,233	$559,777	$541,415

    Revenues are attributed to countries based on the location of the service provided. Properties represent the only long lived assets of ACL.

Major Customer

    Revenues from one customer of the barging segment represented approximately 14% in 1999, 11% in 1998, and 11% in 1997 of ACL's consolidated revenues.

NOTE 13. QUARTERLY DATA (UNAUDITED)

	1999
	1st	2nd	3rd	4th	Total
Operating Revenue	$173,217	$189,961	$188,617	$187,341	$739,136
Operating Income	4,316	19,955	22,480	27,841	74,592
(Loss) Earnings Before Cumulative Effect of Accounting Change	(12,810)	2,788	5,240	9,489	4,707
Net (Loss) Earnings	(14,547)	2,788	5,240	9,489	2,970
	1998
	1st	2nd	3rd	4th	Total
Operating Revenue	$116,811	$150,047	$180,601	$191,019	$638,478
Operating Income	6,008	11,184	10,269	35,288	62,749
Net Earnings (Loss)	682	71,980	(1,589)	14,371	85,444
	1997
	1st	2nd	3rd	4th	Total
	1998
Operating Revenue	$124,001	$151,422	$166,611	$176,199	$618,233
Operating (Loss) Income	(688)	14,239	15,875	29,207	58,633
Net (Loss) Earnings	(2,754)	6,862	8,747	13,089	25,944

    ACL's business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. The first quarter of 1999 includes a non-cash charge of $1,737 for the workers' compensation second-injury funds due to the adoption of Statement of Position (SOP) 97-3 as described in Note 14. The second quarter 1998 results include a one time tax benefit from the conversion of taxable corporations to limited liability companies. ACL's recapitalization and acquisition of National Marine both occurred on June 30, 1998 and are included in the third quarter 1998 results and quarters thereafter. The third quarter of 1998 includes non-recurring, non-cash compensation expense of $8 million related to the recapitalization and payable by CSX to certain officers of ACL.

NOTE 14. CHANGES IN ACCOUNTING STANDARDS

    In December 1997, the American Institute of Certified Public Accountants (AICPA) issued SOP No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1,737 in non-cash expense.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning after January 1, 2001, but earlier application is encouraged. ACL has not determined when it will adopt statement No. 133, but expects adoption will not have a significant effect on its consolidated financial statements.

NOTE 15. GUARANTOR FINANCIAL STATEMENTS

    The $735 million of debt issued by ACL and a revolving credit facility which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of December 31, 1999 and December 25, 1998 and for the fiscal years ended December 31, 1999, December 25, 1998 and December 26, 1997.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Earnings for the Year Ended December 31, 1999

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$699,072	$40,064	$—	$739,136
OPERATING EXPENSE
Materials, Supplies and Other	329,596	21,529	—	351,125
Labor and Fringe Benefits	172,728	9,497	—	182,225
Fuel	50,782	2,525	—	53,307
Depreciation and Amortization	45,066	6,156	—	51,222
Taxes, Other Than Income Taxes	25,910	755	—	26,665

	624,082	40,462	—	664,544

OPERATING INCOME (LOSS)	74,990	(398)	—	74,592
OTHER EXPENSE (INCOME)
Interest Expense	71,275	—	—	71,275
Interest Expense, Affiliate-Net	—	4,861	(4,861)	—
Other, Net	(7,005)	(904)	4,861	(3,048)

	64,270	3,957	—	68,227

EARNINGS (LOSS) BEFORE INCOME TAXES	10,720	(4,355)	—	6,365
INCOME TAXES	694	964	—	1,658

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,026	(5,319)	—	4,707
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—	(1,737)

NET EARNINGS (LOSS)	$8,289	$(5,319)	$—	$2,970

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Earnings for the Year Ended December 25, 1998

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$591,080	$47,398	$—	$638,478
OPERATING EXPENSE
Materials, Supplies and Other	264,587	25,917	—	290,504
Labor and Fringe Benefits	158,331	9,249	—	167,580
Fuel	44,199	3,255	—	47,454
Depreciation and Amortization	41,504	4,833	—	46,337
Taxes, Other Than Income Taxes	23,691	163	—	23,854

	532,312	43,417	—	575,729

OPERATING INCOME	58,768	3,981	—	62,749
OTHER EXPENSE (INCOME)
Interest Expense	36,974	—	—	36,974
Interest Expense, Affiliate-Net	4,007	3,715	(3,715)	4,007
Other, Net	(5,220)	2,092	3,715	587

	35,761	5,807	—	41,568

EARNINGS (LOSS) BEFORE INCOME TAXES	23,007	(1,826)	—	21,181
INCOME TAXES (BENEFIT)	(67,568)	3,305	—	(64,263)

NET EARNINGS (LOSS)	$90,575	$(5,131)	$—	$85,444

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Earnings for the Year Ended December 26, 1997

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$582,185	$36,048	$—	$618,233
OPERATING EXPENSE
Materials, Supplies and Other	270,050	19,344	—	289,394
Labor and Fringe Benefits	143,844	7,116	—	150,960
Fuel	53,698	3,284	—	56,982
Depreciation and Amortization	37,809	3,340	—	41,149
Taxes, Other Than Income Taxes	21,114	1	—	21,115

	526,515	33,085	—	559,600

OPERATING INCOME	55,670	2,963	—	58,633
OTHER EXPENSE (INCOME)
Interest Expense	3,720	—	—	3,720
Interest Expense, Affiliate-Net	8,752	2,026	(2,026)	8,752
Other, Net	(3,445)	3,349	2,026	1,930

	9,027	5,375	—	14,402

EARNINGS (LOSS) BEFORE INCOME TAXES	46,643	(2,412)	—	44,231
INCOME TAXES	16,209	2,078	—	18,287

NET EARNINGS (LOSS)	$30,434	$(4,490)	$—	$25,944

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Cash Flows for the Year Ended December 31, 1999

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$8,289	$(5,319)	$—	$2,970
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47,883	6,156	—	54,039
Proceeds from the Initial Sale of Accounts Receivable	50,000		—	50,000
Other Operating Activities	3,953	(2,039)	—	1,914
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,983)	7,129	—	5,146
Materials and Supplies	(3,092)	189	—	(2,903)
Accrued Interest	(14,834)	—	—	(14,834)
Other Current Assets	10,890	(13,026)	—	(2,136)
Other Current Liabilities	3,934	(3,528)	—	406

Net Cash Provided by (Used in) Operating Activities	105,040	(10,438)	—	94,602
INVESTING ACTIVITIES
Property Additions	(46,564)	(9,316)	—	(55,880)
Proceeds from Property Dispositions	2,111	22	—	2,133
Other Investing Activities	(21,442)	279	15,754	(5,409)

Net Cash Used in Investing Activities	(65,895)	(9,015)	15,754	(59,156)
FINANCING ACTIVITIES
Partner Distribution	(541)	—	—	(541)
Long-Term Debt Repaid	(53,046)	(155)	155	(53,046)
Cash Dividends Paid	—	(6,700)	6,700	—
Other Financing Activities	(374)	189	(189)	(374)
Borrowing from Affiliates	—	22,420	(22,420)	—

Net Cash (Used in) Provided by Financing Activities	(53,961)	15,754	(15,754)	(53,961)
Net Decrease in Cash and Cash Equivalents	(14,816)	(3,699)	—	(18,515)
Cash and Cash Equivalents at Beginning of Period	44,054	5,302	—	49,356

Cash and Cash Equivalents at End of Period	$29,238	$1,603	$—	$30,841

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Cash Flows for the Year Ended December 25, 1998

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$90,575	$(5,131)	$—	$85,444
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	42,904	4,833	—	47,737
Deferred Income Taxes	(70,098)	7	—	(70,091)
Other Operating Activities	5,724	(222)	—	5,502
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,941	(1,951)	—	8,990
Materials and Supplies	(12,905)	143	—	(12,762)
Accrued Interest	21,619	—	—	21,619
Other Current Assets	(17,905)	8,695	—	(9,210)
Due to Affiliates	(13,805)	—	—	(13,805)
Other Current Liabilities	13,202	2,039	—	15,241

Net Cash Provided by Operating Activities	70,252	8,413	—	78,665
INVESTING ACTIVITIES
Property Additions	(26,598)	(18,784)	—	(45,382)
Proceeds from Property Dispositions	9,526	149	—	9,675
Purchase of Restricted Investments	(26,128)	—	—	(26,128)
Sale of Restricted Investments	216	—	—	216
Other Investing Activities	(12,420)	1,624	9,843	(953)

Net Cash Used in Investing Activities	(55,404)	(17,011)	9,843	(62,572)
FINANCING ACTIVITIES
Recapitalization Distribution	(695,000)	—	—	(695,000)
Issuance of Membership Interests	60,047	—	—	60,047
Debt Issued	735,000	—	—	735,000
Financing Costs	(27,000)	—	—	(27,000)
Long-Term Debt Repaid	(99,330)	—	—	(99,330)
Affiliate Debt Repaid	(11,200)	(4,598)	4,598	(11,200)
Cash Dividends Paid	(9,500)	(4,345)	4,345	(9,500)
Other Financing Activities	(10,612)	14,786	(14,786)	(10,612)
Borrowings from Affiliates	83,933	4,000	(4,000)	83,933

Net Cash Provided by Financing Activities	26,338	9,843	(9,843)	26,338
Net Increase in Cash and Cash Equivalents	41,186	1,245	—	42,431
Cash and Cash Equivalents at Beginning of Period	2,868	4,057	—	6,925

Cash and Cash Equivalents at End of Period Period	$44,054	$5,302	$—	$49,356

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Cash Flows for the Year Ended December 26, 1997

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$30,434	$(4,490)	$—	$25,944
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37,809	3,340	—	41,149
Deferred Income Taxes	103	(13)	—	90
Other Operating Activities	1,918	1,298	—	3,216
Changes in Operating Assets and Liabilities:
Accounts Receivable	5,952	4,866	—	10,818
Materials and Supplies	14,248	(186)	—	14,062
Accrued Interest	(135)	—	—	(135)
Other Current Assets	(5,820)	663	—	(5,157)
Due to Affiliates	(844)	—	—	(844)
Other Current Liabilities	(35,790)	(1,284)	—	(37,074)

Net Cash Provided by Operating Activities	47,875	4,194	—	52,069
INVESTING ACTIVITIES
Property Additions	(26,114)	(25,386)	—	(51,500)
Proceeds from Property Dispositions	3,452	(41)	—	3,411
Other Investing Activities	(21,435)	(1,228)	21,452	(1,211)

Net Cash Used in Investing Activities	(44,097)	(26,655)	21,452	(49,300)
FINANCING ACTIVITIES
Long-Term Debt Repaid	(4,484)	—	—	(4,484)
Affiliate Debt Repaid	(11,200)	(4,000)	4,000	(11,200)
Cash Dividends Paid	(19,000)	(2,370)	2,370	(19,000)
Other Financing Activities	8,006	3,838	(3,838)	8,006
Borrowings from Affiliates	6,550	23,984	(23,984)	6,550

Net Cash (Used In) Provided by Financing Activities	(20,128)	21,452	(21,452)	(20,128)
Net Decrease in Cash and Cash Equivalents	(16,350)	(1,009)	—	(17,359)
Cash and Cash Equivalents at Beginning of Period	19,218	5,066	—	24,284

Cash and Cash Equivalents at End of Period	$2,868	$4,057	$—	$6,925

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Financial Position at December 31, 1999

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$29,238	$1,603	$—	$30,841
Accounts Receivable-Net	31,660	2,748	—	34,408
Materials and Supplies	40,240	2,276	—	42,516
Restricted Investments	25,436	—	—	25,436
Other Current Assets	17,951	5,135	—	23,086

Total Current Assets	144,525	11,762	—	156,287
PROPERTIES-NET	476,420	83,357	—	559,777
NET PENSION ASSET	22,651	—	—	22,651
OTHER ASSETS	121,899	1,646	(86,164)	37,381

Total Assets	$765,495	$96,765	$(86,164)	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$38,496	$599	$—	$39,095
Accrued Payroll and Fringe Benefits	17,284	(2)	—	17,282
Deferred Revenue	10,548	—	—	10,548
Accrued Claims and Insurance Premiums	17,362	—	—	17,362
Accrued Interest	7,689	—	—	7,689
Current Portion of Long-Term Debt	28,730	—	—	28,730
Other Current Liabilities	47,245	4,861	—	52,106

Total Current Liabilities	167,354	5,458	—	172,812
LONG-TERM DEBT	684,077	67,395	(67,395)	684,077
PENSION LIABILITY	22,229	—	—	22,229
OTHER LONG-TERM LIABILITIES	23,907	5,143	—	29,050

Total Liabilities	$897,567	$77,996	$(67,395)	$908,168

MEMBER'S DEFICIT
Member's Interest	$220,074	$—	$—	$220,074
Other Capital	161,768	44,989	(44,989)	161,768
Retained Deficit	(513,914)	(26,220)	26,220	(513,914)

Total Member's Deficit	(132,072)	18,769	(18,769)	(132,072)

Total Liabilities and Member's Deficit	$765,495	$96,765	$(86,164)	$776,096

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combining Statement of Financial Position at December 25, 1998

(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$44,054	$5,302	$—	$49,356
Accounts Receivable-Net	78,390	10,166	—	88,556
Materials and Supplies	36,589	2,465	—	39,054
Other Current Assets	30,767	(7,891)	(2,914)	19,962

Total Current Assets	189,800	10,042	(2,914)	196,928
PROPERTIES-NET	471,911	69,504	—	541,415
RESTRICTED INVESTMENTS	25,912	—	—	25,912
NET PENSION ASSET	21,490	—	—	21,490
OTHER ASSETS	109,157	18,933	(75,305)	52,785

Total Assets	$818,270	$98,479	$(78,219)	$838,530

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$37,602	$2,221	$—	$39,823
Accrued Payroll and Fringe Benefits	23,149	17	—	23,166
Due to Affiliates	—	2,914	(2,914)	—
Deferred Revenue	9,459	—	—	9,459
Accrued Claims and Insurance Premiums	14,661	—	—	14,661
Accrued Interest	22,523	—	—	22,523
Current Portion of Long-Term Debt	2,500	—	—	2,500
Other Current Liabilities	39,364	7,745	—	47,109

Total Current Liabilities	149,258	12,897	(2,914)	159,241
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	41,286	(41,286)	—
DEFERRED INCOME TAXES	16	(16)	—	—
LONG-TERM DEBT	756,400	—	—	756,400
PENSION LIABILITY	19,347	—	—	19,347
OTHER LONG-TERM LIABILITIES	23,644	10,293	—	33,937

Total Liabilities	$948,665	$64,460	$(44,200)	$968,925

MEMBER'S DEFICIT
Member's Interest	$220,047	$—	$—	$220,047
Other Capital	161,051	44,777	(44,777)	161,051
Retained Deficit	(511,493)	(10,758)	10,758	(511,493)

Total Member's Deficit	(130,395)	34,019	(34,019)	(130,395)

Total Liabilities and Member's Deficit	$818,270	$98,479	$(78,219)	$838,530

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Managers
American Commercial Lines LLC

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing under Item (14)(a)(1) present fairly, in all material respects, the financial position of American Commercial Lines LLC (ACL) at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the ACL's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Global Materials Services LLC (GMS), a fifty percent owned subsidiary, which statements constitutes 1% of total assets as of December 31, 1999 and 45% of net earnings for the fiscal year in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for GMS, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Louisville, Kentucky

February 3, 2000 except for certain information contained in Note 1 related to Global Materials Services LLC, as to which the date is March 28, 2000.

REPORT OF INDEPENDENT AUDITORS

To the Board of Managers
of American Commercial Lines LLC

    We have audited the accompanying consolidated statement of earnings, cash flows and Member's deficit/stockholder's equity of American Commercial Lines LLC (formerly American Commercial Lines, Inc.) and subsidiaries for the fiscal year ended December 26, 1997. Our audit also included the financial statement schedule listed in the index as Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Commercial Lines LLC and subsidiaries for the fiscal year ended December 26, 1997, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Louisville, Kentucky
January 30, 1998

Schedule VIII—Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Charges to Expense	Other		Writeoffs	Balance at End of Period
1999:
Allowance for uncollectible accounts	$2,335	$813	$(591	)(1)	$(267)	$2,290
Valuation allowance for foreign net operating loss carryforwards	$4,186	$2,419	—		—	$6,605
1998:
Allowance for uncollectible accounts	$1,254	$1,055	$631(2)		$(605)	$2,335
Valuation allowance for foreign net operating loss carryforwards	$1,715	$2,471	—		—	$4,186
1997:
Allowance for uncollectible accounts	$1,496	$288	—		$(530)	$1,254
Valuation allowance for foreign net operating loss carryforwards	$429	$1,286	—		—	$1,715

(1)
Securitization of Accounts Receivable

(2)
Combination with National Marine

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no disagreements with accountants during 1998 or 1999.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

Executive Officers of the Parent, ACL and/or its Subsidiaries; Board of Managers of the Parent

    The Executive Officers of ACL and/or its subsidiaries and the Parent are:

Executive Officers

Name	Age	Position
Michael C. Hagan	53	President and Chief Executive Officer
Paul S. Besson	46	Sr. Vice President—Human Resources and Corporate Services
James F. Farley	49	Sr. Vice President—Marketing Services
Robert W. Greene III	60	President—Jeffboat and American Commercial Terminals
Michael A. Khouri	50	Sr. Vice President—Transportation Services
Martin K. Pepper	46	Sr. Vice President—International
William N. Whitlock	58	Sr. Vice President—Logistic Services
James J. Wolff	42	Sr. Vice President—Finance/Administration and Chief Financial Officer

    The members of the Board of Managers of the Parent (the "Board of Managers") are as follows.

Board of Managers of the Parent

Name	Age	Position
David Wagstaff III	61	Chairman
Steven A. Anderson	52	Member
Mark G. Aron	57	Member
David H. Baggs	40	Member
Ellen M. Fitzsimmons	39	Member
Paul R. Goodwin	57	Member
Ernest A. Häberli	51	Member
Michael C. Hagan	53	Member
Richard E. Mayberry, Jr.	47	Member
David F. Thomas	50	Member

    Michael C. Hagan is President and Chief Executive Officer and joined ACL in 1970. He has served as President and Chief Executive Officer of ACL and its subsidiaries since 1991. Prior to that, he held a series of positions of increasing responsibility within ACL and CSX.

    Paul S. Besson is Senior Vice President—Human Resources and Corporate Services for ACL and its subsidiaries. Prior to joining ACL in 1998, he was most recently Director, Talent Negotiations and Labor Relations with the National Broadcasting Company, Inc. ("NBC"), a wholly-owned subsidiary of General Electric Company, and earlier held several other human resource positions at NBC since 1984.

    James F. Farley was named Senior Vice President—Marketing Services of ACBL in March 2000, moving from his position as Vice President—Liquid Sales, which he held from 1998. Mr. Farley joined ACBL in 1992 and served in various positions, including Vice President, Distribution Services. Prior to joining ACL Mr. Farley was Vice President, Operations with The Valley Line—Sequa Corporation.

    Robert W. Greene III serves as President of Jeffboat and ACT. Mr. Greene began his career with ACL in 1968. In 1980 he was named President of Jeffboat and was appointed President-Chief Operating Officer of American Commercial Marine Service Company (now ACT) in 1986.

    Michael A. Khouri was named Senior Vice President—Transportation Services for ACBL and LDC in March 2000. He had served as Senior Vice President—Corporate Services for ACL and its subsidiaries from August 1998 through March 2000 and before that as Senior Vice President and General Counsel since 1990. Prior to joining ACL in 1979, he worked at the Crounse Corporation.

    Martin K. Pepper was appointed Senior Vice President—International for American Commercial Lines International LLC in August 1998. Prior to joining ACL in 1997 as Vice President for Fleet Maintenance, he served for sixteen years as an operations officer with Canal Barge Line and served in sales and marketing for Tidewater Barge Line from 1990 to 1997.

    William N. Whitlock was named Senior Vice President—Logistic Services for ACBL and LDC in March 2000. He had served as Senior Vice President—Transportation Services from 1982 through March 2000. Prior to joining ACL in 1979 Mr. Whitlock devoted fifteen years of his career to the U.S. Army Corps of Engineers in positions of increasing authority.

    James J. Wolff serves as Senior Vice President—Finance/Administration and Chief Financial Officer of ACL and its subsidiaries. Mr. Wolff was with Texas Gas Exploration, a former CSX subsidiary, from 1979 to 1986. In 1986, he joined CSX and transferred to ACL in 1992 as Senior Vice President—Finance. He was appointed chief of international business development in 1996 and returned to the CFO position in August 1998.

    David Wagstaff III has served as President and Chief Executive Officer of Vectura since 1993. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp. He is currently a director of Great Lakes Dredge and Dock Company and a number of private companies.

    Steven A. Anderson is a management consultant. He served as President and Chief Executive Officer of Hancor, Inc. from 1998 - 1999, and has served as a turnaround consultant to various Citicorp Venture Capital, Ltd. portfolio companies since 1993. Prior to that, he served as a Director, Credit Officer in the Capital Markets and Treasury Group for Swiss Bank Corporation from 1992 to 1993. He has also served as Vice President for the North America Business Risk Review and as Vice President for the Investment Banking Group of Citibank, N.A. from 1990 to 1992 and from 1974 to 1986, respectively. From 1986 to 1990, Mr. Anderson served as Corporate Vice President responsible for the Fixed Income Credit Department in Drexel, Burnham and Lambert's London office. He is currently a director of National Machinery Company, and Jancor Companies.

    Mark G. Aron is Executive Vice President—Law and Public Affairs for CSX. He has served in various executive positions with CSX since 1981.

    David H. Baggs has served as Assistant Vice President—Corporate Strategy for CSX since August 1994. He has held various finance and planning positions with CSX since 1985.

    Ellen M. Fitzsimmons has been General Counsel—Corporate of CSX since September 1997. She has served in various legal positions with CSX since 1991.

    Paul R. Goodwin has been Executive Vice President—Finance and Chief Financial Officer of CSX since April 1995. From February to April, 1995, he was Executive Vice President, Finance & Administration of CSX's principal subsidiary, CSX Transportation, Inc. ("CSXT"), which provides rail transportation services. Prior thereto he served as Senior Vice President—Finance of CSXT since 1991.

    Ernest A. Häberli has been Executive Vice President and Chief Financial Officer of Fort James Corporation since the 1997 merger of Fort Howard Corporation and James River Corporation. Prior to

the merger, he was Senior Vice President, Strategy, for James River, since 1996. From 1990 to 1995, he served as President of Pet International. He also held various executive positions in strategic planning and development and international business management with Kraft General Foods, Kraft International and Kraft, Inc. since 1985. He is currently a director of Fort James Corporation.

    Richard E. Mayberry, Jr.  has been a Managing Director of Citicorp Capital Investors, Ltd. for over five years. Mr. Mayberry is currently a director of Brunner Mond Group plc and a number of private companies.

    David F. Thomas has been President of 399 Venture Partners, Inc. since December 1994. In addition, Mr. Thomas has been a Managing Director of Citicorp Venture Capital, Ltd., an affiliate of 399 Venture Partners, Inc., for over five years. Mr. Thomas is currently a director of Lifestyles Furnishings International Ltd., Anvil Knitwear, Inc., Neenah Foundry Company, Plainwell, Inc. and Sleepmaster LLC.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

    The following table sets forth information concerning the annual and long-term compensation for services in all capacities to ACL, or its subsidiary companies or their predecessors for 1997 through 1999 of those persons who served as (i) the chief executive officer during 1999 and (ii) the other four most highly compensated executive officers for 1999 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards	Payouts
Other Annual Compen- sation(2)
Name and Principal Position	Year	Salary	Bonus(1)			Securities Underlying Options(3)	LTIP Plan Payouts(4)		All Other Compen- sation(5)
Michael C. Hagan President and CEO	1999 1998 1997	$315,000 315,000 300,000	$767,525 885,178 0	(6) (6)	$11,065 7,580 7,190	N/A 20,000 20,000	$	N/A 112,664 347,625	$27,360 35,085 19,863
Daniel J. Marquitz Sr. Vice President—Marketing and Distribution	1999 1998 1997	$220,000 203,125 187,000	$707,459 474,186 0		$10,072 5,594 5,935	N/A 11,000 11,000	$	N/A N/A 138,181	$6,042 23,086 4,624
William N. Whitlock Sr. Vice President—Logistic Services	1999 1998 1997	$161,000 161,000 152,000	$332,157 379,157 0		$9,009 5,117 5,097	N/A 9,000 9,000	$	N/A N/A 114,137	$8,440 9,150 8,262
Michael A. Khouri Sr. Vice President—Transportation Services	1999 1998 1997	$152,000 145,400 132,600	$293,164 335,664 0		$9,540 9,010 8,340	N/A 8,500 7,700	$	N/A N/A 80,823	$1,180 1,546 1,446
James J. Wolff Sr. Vice President—Finance and CFO	1999 1998 1997	$155,000 144,000 132,000	$285,737 327,737 0		$9,540 8,340 7,816	N/A 8,700 8,000	$	N/A N/A 87,486	$694 1,757 1,514

(1)
No Named Executive Officer earned an ACL incentive award for 1999, however, Mr. Marquitz was paid a $300,000 bonus as part of an employment agreement. 1999 Bonus amounts consist entirely of bonus payments paid by CSX in connection with the Recapitalization ("CSX Bonus Payments"). 1998 Bonus amounts include CSX Bonus Payments and ACL incentive awards of $767,525 and $117,653, respectively, for Mr. Hagan; $407,459 and $66,727, respectively, for Mr. Marquitz; $332,157 and $47,000, respectively for Mr. Whitlock; $293,164 and $42,500, respectively, for Mr. Khouri; and $285,737 and $42,000, respectively, for Mr. Wolff.

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

(5)
Amounts shown include the above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan and Mr. Whitlock. For 1999, those amounts were $18,977 for Mr. Hagan and $5,280 for Mr. Whitlock. Amounts shown also include life insurance premium payments made on behalf of the Named Executive Officers in the following amounts for 1999: for Mr. Hagan, $3,895 for Mr. Marquitz, $4,442 for Mr. Whitlock, $3,160 for Mr. Khouri, $1,180 and for Mr. Wolff, $694 Amounts shown also include matching contributions made by ACL in 1999 in conjunction with deferrals of salary or bonuses to a supplementary savings plan on behalf of Mr. Hagan of $4,488 and Mr. Marquitz of $1,600.

(6)
Following the Recapitalization, CSX became obligated to pay Mr. Hagan certain benefits aggregating $3.75 million pursuant to an employment agreement.

    No Named Executive Officer received option grants in 1999.

    The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 1999:

FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In- the-Money Options At Fiscal Year-End (1) Exercisable/ Unexercisable (2)
Michael C. Hagan	11,166	$174,817	94,002/23,331	$0/0
Daniel J. Marquitz			44,534/12,699	$0/0
William N. Whitlock	2,934	$54,279	42,466/10,500	$0/0
Michael A. Khouri			42,454/8,782	$98,073/0
James J. Wolff	9,866	$111,693	18,734/9,181	$0/0

(1)
Represents options to purchase CSX Shares.

(2)
Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $31.0313, the mean value of CSX Shares on December 31, 1999.

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

PENSION PLAN TABLE (1)

	Years of Service
Five Consecutive Year Average Compensation
	15	20	25	30	35
$125,000	$28,125	$37,500	$46,875	$56,250	$65,625
150,000	33,750	45,000	56,250	67,500	78,750
175,000	39,375	52,500	65,625	78,750	91,875
200,000	45,000	60,000	75,000	90,000	105,000
225,000	50,625	67,500	84,375	101,250	118,125
250,000	56,250	75,000	93,750	112,500	131,250
275,000	61,875	82,500	103,125	123,750	144,375
300,000	67,500	90,000	112,500	135,000	157,500
325,000	73,125	97,500	121,875	146,250	170,625
350,000	78,750	105,000	131,250	157,500	183,750
375,000	84,375	112,500	140,625	168,750	196,875
400,000	90,000	120,000	150,000	180,000	210,000
425,000	95,625	127,500	159,375	191,250	223,125
450,000	101,250	135,000	168,750	202,500	236,250
475,000	106,875	142,500	178,125	213,750	249,375
500,000	112,500	150,000	187,500	225,000	262,500

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

    The above table sets forth the estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups. The normal form of the benefit is a straight-life annuity. As of April 1, 2000, the individuals named in the Summary Compensation Table had the following credited years of service: Mr. Hagan, 29.64 years; Mr. Marquitz, 7.86 years; Mr. Whitlock, 20.88 years; Mr. Khouri, 20.65 years; and Mr. Wolff, 20.57 years.

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

Compensation of Board of Managers

    ACL will reimburse members of the Board of Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, ACL may compensate members of the Board of Managers for services provided in such capacity. Mr. Wagstaff received a salary from ACL for duties performed as an employee during 1998 and 1999.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership

The Parent owns all of the outstanding equity interests of ACL. The following table sets forth certain information regarding the approximate beneficial ownership of the Parent's equity interests at year end held by (i) each person (other than members of the Board of Managers and executive officers of ACL) known to ACL to be the owner of more than 5% of the outstanding membership interests of the Parent, (ii) the Named Executive Officers, (iii) members of the Board of Managers of ACL and (iv) members of the Board of Managers and executive officers of ACL as a group.

Name of Beneficial Owner	Number of Non-Voting Senior Preferred Membership Interests	Percentage of Non-Voting Senior Preferred Membership Interests	Number of Non-Voting Junior Preferred Membership Interests	Percentage of Non-Voting Junior Preferred Membership Interests	Number of Non-Voting Senior Common Membership Interests	Percentage of Non-Voting Senior Common Membership Interests	Number of Non-Voting Junior Common Membership Interests	Percentage of Non-Voting Junior Common Membership Interests	Number of Voting Junior Common Membership Interests	Percentage of Voting Junior Common Membership Interests
399 Venture Partners, Inc.	—	—	4,472,640	44.5%	214,908	63.4%	47,044	48.2%	1,430	14.3%
National Marine LLC	—	—	150,000	1.5%	18,909	5.6%	—	—	—	—
CSX Corporation	11,500,000	100.0%	3,898,231	38.8%	—	—	30,379	31.1%	3,400	34.0%
Stuart Agranoff	—	—	—	—	—	—	—	—	1,500	15.0%
Steven Anderson	—	—	—	—	—	—	—	—	1,500	15.0%
Richard E. Mayberry, Jr.	—	—	49,545	*	9,263	2.7%	750	*	22	*
David F. Thomas	—	—	148,636	1.5%	1,144	*	1,362	1.4%	41	*
Michael C. Hagan	—	—	43,568	*	—	—	—	—	1,579	15.8%
William N. Whitlock	—	—	17,427	*	—	—	632	*	—	—
Michael A. Khouri	—	—	14,523	*	—	—	405	*	121	1.2%
James J. Wolff	—	—	14,523	*	—	—	526	*	—	—
Board of Managers and Executive Officers as a Group	—	—	366,644	3.6%	39,160	11.5%	7,575	7.8%	3,294	32.9%

*  Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Affiliate Agreements

    ACL has entered into agreements or arrangements with CSX, subsidiaries of CSX and Vectura. These agreements and business arrangements are for the purpose of either providing or obtaining rail services for multi-modal transportation packages, real estate and office lease arrangements (of approximately $190,000 from CSX to ACL for certain office lease payments), charter and lease arrangements for certain river barges (of approximately $1,000,000 from ACL to CSX for barge charters) and provision of certain transitional administrative services (of approximately $690,000 from ACL to CSX for transition services), as described herein. Also, ACL leases certain barges from JEM Transportation, Inc., which received payments from ACL in the amount of $346,750 in 1999. Daniel J. Marquitz, an executive officer of ACL, is a principal in JEM Transportation, Inc. In 1999, ACL purchased nine barges from CSX Brown Corp. ("CSX Brown"), an affiliate of CSX, for approximately $2.4 million.

    ACL's arrangements described above are each on terms and conditions that ACL believes are in the aggregate not materially more burdensome to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:

(1)
Consolidated Financial Statements:

Included in Part II of this report:
Consolidated Statement of Earnings, for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
Consolidated Statement of Cash Flows, for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
Consolidated Statement of Financial Position as of December 31, 1999 and December 25, 1998.
Consolidated Statement of Member's Deficit/Stockholder's Equity, for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
Notes to Consolidated Financial Statements, for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.
Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines LLC for the years ended December 31, 1999 and December 25, 1998.
Report of Ernst & Young LLP, Independent Public Accountants, on the financial statements of American Commercial Lines LLC for the year ended December 26, 1997.
(2)
Financial Statement Schedule

Included in Part II of this report:
Schedule VIII-Valuation and Qualifying Accounts
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

*+10.3
Employment Agreement between CSX and Michael C. Hagan dated February 1, 1995 (incorporated by reference to Exhibit 10.3 of the registrant's 1998 Annual report on Form 10-K dated March 25, 1999 (Registration No. 333-62227)).
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
*+10.9
Supplemental Retirement Plan of CSX Corporation and Affiliated Companies, as amended (incorporated herein by reference to Exhibit 10.19 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1998 (File No. 333-28523)).
*+10.10	American Commercial Lines, Inc. Severance Pay Plan (incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.11
American Commercial Barge Line Company Salary Continuation Plan, as amended Plan (incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.12
Employment Agreement between ACL and David Wagstaff III dated June 25, 1999 (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the period ending July 2, 1999 dated August 10, 1999 (File No. 333-6227)).
*10.13	Consulting Agreement between ACL and David Wagstaff III dated October 1, 1999.
21.1	Subsidiaries of ACL.
27.1	Financial Data Schedule.
99.1	Risk Factors.
99.2	Report of Arthur Andersen LLP, Independent Public Accountants, on the financial statements of Global Materials Services LLC for the year ended December 31, 1999.

+
Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

*
Management Contract or Compensatory Plan or Arrangement.

(b)
Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 31, 1999.

(c)
Exhibits: See Index to Exhibits

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

AMERICAN COMMERCIAL LINES LLC (REGISTRANT)
By:	/s/ MICHAEL C. HAGAN Michael C. Hagan President and Chief Executive Officer

    March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

Name	Title
/s/ MICHAEL C. HAGAN Michael C. Hagan	President, Chief Executive Officer, and Member of Board of Representatives of the Parent (Principal Executive Officer)
/s/ JAMES J. WOLFF James J. Wolff	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAVID WAGSTAFF III David Wagstaff III	Chairman of Board of Representatives of Parent
/s/ STEVEN ANDERSON Steven Anderson	Member of Board of Representatives of Parent
/s/ MARK G. ARON Mark G. Aron	Member of Board of Representatives of Parent
/s/ DAVID H. BAGGS David H. Baggs	Member of Board of Representatives of Parent
/s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Member of Board of Representatives of Parent
/s/ PAUL R. GOODWIN Paul R. Goodwin	Member of Board of Representatives of Parent
/s/ ERNEST A. HÄBERLI Ernest A. Häberli	Member of Board of Representatives of Parent
/s/ RICHARD E. MAYBERRY, JR. Richard E. Mayberry, Jr.	Member of Board of Representatives of Parent
/s/ DAVID F. THOMAS David F. Thomas	Member of Board of Representatives of Parent

INDEX TO EXHIBITS

Exhibit No.	Description
10.13	Consulting Agreement between ACL and David Wagstaff III, dated October 1, 1999.
21.1	Subsidiaries of ACL.
27.1	Financial Data Schedule.
99.1	Risk Factors.
99.2	Report of Arthur Anderson LLP, Independent Public Accounts, on the financial statements of Global Materials Services LLC for the year ended December 31, 1999.

QuickLinks

PART I
PART II
Domestic and International Fleet (Number of Barges)
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT AUDITORS
Schedule VIII—Valuation and Qualifying Accounts (In Thousands)
PART III
Executive Officers
Board of Managers of the Parent
SUMMARY COMPENSATION TABLE
FISCAL YEAR END OPTION VALUES
PENSION PLAN TABLE (1)
PART IV
SIGNATURES
INDEX TO EXHIBITS