Form 10-K405/A
period 1999-12-31
AMERICAN COMMERCIAL LINES LLC
filed 2000-04-07
CIK 1068078

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Security Ownership

The Parent owns all of the outstanding equity interests of ACL. The following table sets forth certain information regarding the approximate beneficial ownership of the Parent's equity interests at year end held by (i) each person (other than members of the Board of Managers and executive officers of ACL) known to ACL to be the owner of more than 5% of the outstanding voting membership interests of the Parent, (ii) the Named Executive Officers, (iii) members of the Board of Managers of ACL and (iv) members of the Board of Managers and executive officers of ACL as a group.

Name of Beneficial Owner	Number of Non-Voting Senior Preferred Membership Interests	Percentage of Non-Voting Senior Preferred Membership Interests	Number of Non-Voting Junior Preferred Membership Interests	Percentage of Non-Voting Junior Preferred Membership Interests	Number of Non-Voting Senior Common Membership Interests	Percentage of Non-Voting Senior Common Membership Interests	Number of Non-Voting Junior Common Membership Interests	Percentage of Non-Voting Junior Common Membership Interests	Number of Voting Junior Common Membership Interests	Percentage of Voting Junior Common Membership Interests
399 Venture Partners, Inc.	—	—	4,472,640	44.5%	214,908	63.4%	47,044	48.2	1,430	14.3%
National Marine LLC	—	—	150,000	1.5%	18,909	5.6%	—	—	—	—
CSX Corporation	11,500,000	100.0%	3,898,231	38.8%	—	—	30,379	31.1%	3,400	34.0%
Stuart Agranoff	—	—	—	—	—	—	—	—	1,500	15.0%
Steven Anderson	—	—	1,486	*	—	—	—	—	1,500	15.0%
Richard E. Mayberry, Jr.	—	—	49,545	*	9,263	2.7%	750	*	22	*
David F. Thomas	—	—	148,636	1.5%	1,144	*	1,362	1.4%	41	*
David Wagstaff III	—	—	11,618	*	28,753	8.5%	1,478	1.5%	31	*
Michael C. Hagan	—	—	43,568	*	—	—	—	—	1,579	15.8%
William N. Whitlock	—	—	17,427	*	—	—	632	*	—	—
Michael A. Khouri	—	—	14,523	*	—	—	405	*	121	1.2%
James J. Wolff	—	—	14,523	*	—	—	526	*	—	—
Board of Managers and Executive Officers as a Group	—	—	366,644	3.7%	39,160	11.5%	7,575	7.8%	3,294	32.9%

*  Less than one percent.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (REGISTRANT)
By:	/s/ MICHAEL C. HAGAN Michael C. Hagan President and Chief Executive Officer

    Date: April 5, 2000

2

QuickLinks

SIGNATURES