Form 10-Q
period 2000-03-31
AMERICAN COMMERCIAL LINES LLC
filed 2000-05-12
CIK 1068078

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of March 31, 2000, the registrant had 100 membership interests outstanding.

INDEX

Page Number
PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements (unaudited)
1. Condensed Consolidated Statement of Earnings for the Quarters Ended March 31, 2000 and April 2, 1999	2
2. Condensed Consolidated Statement of Cash Flows for the Quarters Ended March 31, 2000 and April 2, 1999	3
3. Condensed Consolidated Statement of Financial Position At March 31, 2000 and December 31, 1999	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
PART II. OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K	18
Signature	19

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Dollars in Thousands)

	Quarters Ended
	March 31, 2000	April 2, 1999
	(Unaudited)
OPERATING REVENUE	$167,477	$173,217
OPERATING EXPENSE
Materials, Supplies and Other	80,193	90,219
Labor and Fringe Benefits	41,237	45,659
Fuel	18,610	12,477
Depreciation and Amortization	13,163	13,035
Taxes, Other Than Income Taxes	6,303	7,511

	159,506	168,901

OPERATING INCOME	7,971	4,316
OTHER EXPENSE (INCOME)
Interest Expense	17,296	18,580
Other, Net	(1,357)	(1,316)

	15,939	17,264

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,968)	(12,948)
INCOME TAXES (BENEFIT)	129	(138)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,097)	(12,810)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,737)

NET LOSS	$(8,097)	$(14,547)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Quarters Ended
	March 31, 2000	April 2, 1999
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(8,097)	$(14,547)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	13,867	13,739
Other Operating Activities	(2,739)	(728)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(803)	16,691
Materials and Supplies	(2,997)	1,277
Accrued Interest	7,876	(6,374)
Other Current Assets	1,950	(581)
Other Current Liabilities	(17,238)	22,904

Net Cash (Used in) Provided by Operating Activities	(8,181)	32,381
INVESTING ACTIVITIES
Property Additions	(8,121)	(12,302)
Proceeds from Property Dispositions	477	532
Other Investing Activities	(511)	(2,504)

Net Cash Used in Investing Activities	(8,155)	(14,274)
FINANCING ACTIVITIES
Partner Distribution	—	(541)
Long Term Debt Repaid	(8,111)	(1,000)
Other Financing	4,208	(628)

Net Cash Used in Financing Activities	(3,903)	(2,169)
Net (Decrease) Increase in Cash and Cash Equivalents	(20,239)	15,938
Cash and Cash Equivalents at Beginning of Period	30,841	49,356

Cash and Cash Equivalents at End of Period	$10,602	$65,294

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in Thousands)

	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$10,602	$30,841
Accounts Receivable, Net	35,211	34,408
Materials and Supplies	45,513	42,516
Restricted Investments	25,347	25,436
Other Current Assets	21,136	23,086

Total Current Assets	137,809	156,287
PROPERTIES—Net	554,434	559,777
NET PENSION ASSET	23,502	22,651
OTHER ASSETS	37,061	37,381

Total Assets	$752,806	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$26,260	$39,095
Accrued Payroll and Fringe Benefits	17,318	17,282
Deferred Revenue	11,306	10,548
Accrued Claims and Insurance Premiums	19,800	17,362
Accrued Interest	15,565	7,689
Current Portion of Long-Term Debt	26,038	28,730
Other Current Liabilities	48,679	52,106

Total Current Liabilities	164,966	172,812
LONG-TERM DEBT	678,658	684,077
PENSION LIABILITY	22,229	22,229
OTHER LONG-TERM LIABILITIES	27,122	29,050

Total Liabilities	892,975	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	220,074
Other Capital	161,768	161,768
Retained Deficit	(522,011)	(513,914)

Total Member's Deficit	(140,169)	(132,072)

Total Liabilities and Member's Deficit	$752,806	$776,096

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at March 31, 2000 and December 31, 1999, the results of its operations and its cash flows for the quarters ended March 31, 2000 and April 2, 1999, such adjustments being of a normal recurring nature. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2000.

    While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 1999 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC's (ACL's) Form 10-K.

    ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 weeks ended March 31, 2000 and the 14 weeks ended April 2, 1999, and the fiscal year (53 weeks) ended December 31, 1999.

NOTE 2.  MATERIAL AND SUPPLIES

    Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	March 31, 2000	December 31, 1999
Raw Materials	$7,634	$7,975
Work in Process	20,673	16,989
Parts and Supplies	17,206	17,552

	$45,513	$42,516

NOTE 3.  BUSINESS SEGMENTS

	Reportable Segments
			All Other Segments(1)
	Barging	Construction		Total
Quarter ended March 31, 2000
Revenues from external customers	$135,202	$26,777	$5,498	$167,477
Intersegment revenues	—	1,594	1,657	3,251
Segment earnings	3,344	2,965	1,662	7,971
Quarter ended April 2, 1999
Revenues from external customers	$134,545	$32,255	$6,417	$173,217
Intersegment revenues	—	12,174	1,755	13,929
Segment earnings	(1,396)	3,348	2,364	4,316

    The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

	Quarters Ended
	March 31, 2000	April 2, 1999
Revenues
Revenues from external customers	$167,477	$173,217
Intersegment revenues	3,251	13,929
Elimination of intersegment revenues	(3,251)	(13,929)

Operating revenue	$167,477	$173,217

Earnings
Total segment earnings	$7,971	$4,316
Unallocated amounts:
Interest expense	(17,296)	(18,580)
Other, net	1,357	1,316

Loss before income taxes and cumulative effect of accounting change	$(7,968)	$(12,948)

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

NOTE 6.  GUARANTOR FINANCIAL STATEMENTS

    The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Subsidiary Guarantors, non-guarantor subsidiaries and for ACL as of March 31, 2000 and December 31, 1999 and for the quarters ended March 31, 2000 and April 2, 1999.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Quarter Ended March 31, 2000
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$164,549	$2,928	$—	$167,477
OPERATING EXPENSE
Materials, Supplies and Other	75,812	4,381	—	80,193
Labor and Fringe Benefits	39,624	1,613	—	41,237
Fuel	18,143	467	—	18,610
Depreciation and Amortization	11,340	1,823	—	13,163
Taxes, Other Than Income Taxes	6,139	164	—	6,303

	151,058	8,448	—	159,506

OPERATING INCOME (LOSS)	13,491	(5,520)	—	7,971
OTHER EXPENSE (INCOME)
Interest Expense	17,296		—	17,296
Interest Expense, Affiliate—Net	—	1,516	(1,516)	—
Other, Net	(1,580)	(1,293)	1,516	(1,357)

	15,716	223	—	15,939

LOSS BEFORE INCOME TAXES	(2,225)	(5,743)	—	(7,968)
INCOME TAXES	19	110	—	129

NET LOSS	$(2,244)	$(5,853)	$—	$(8,097)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Quarter Ended April 2, 1999
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$168,004	$5,213	$—	173,217
OPERATING EXPENSE
Materials, Supplies and Other	84,566	5,653	—	90,219
Labor and Fringe Benefits	43,384	2,275	—	45,659
Fuel	12,011	466	—	12,477
Depreciation and Amortization	11,739	1,296	—	13,035
Taxes, Other Than Income Taxes	7,329	182	—	7,511

	159,029	9,872	—	168,901

OPERATING INCOME (LOSS)	8,975	(4,659)	—	4,316
OTHER EXPENSE (INCOME)
Interest Expense	18,580	—	—	18,580
Interest Expense, Affiliate—Net	—	995	(995)	—
Other, Net	(1,434)	(877)	995	(1,316)

	17,146	118	—	17,264

LOSS BEFORE INCOME TAXES	(8,171)	(4,777)	—	(12,948)
INCOME TAXES (BENEFIT)	89	(227)	—	(138)

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,260)	(4,550)	—	(12,810)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—	(1,737)

NET LOSS	$(9,997)	$(4,550)	$—	$(14,547)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Cash Flows for the Quarter Ended March 31, 2000
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(2,244)	$(5,853)	$—	$(8,097)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	12,044	1,823	—	13,867
Other Operating Activities	(1,150)	(1,589)	—	(2,739)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,728)	1,925	—	(803)
Materials and Supplies	(2,934)	(63)	—	(2,997)
Accrued Interest	7,876	—	—	7,876
Other Current Assets	(839)	2,789	—	1,950
Other Current Liabilities	(19,190)	1,952	—	(17,238)

Net Cash (Used in) Provided by Operating Activities	(9,165)	984	—	(8,181)
INVESTING ACTIVITIES
Property Additions	(7,602)	(519)	—	(8,121)
Proceeds from Property Dispositions	477	—	—	477
Other Investing Activities	(567)	258	(202)	(511)

Net Cash Used in Investing Activities	(7,692)	(261)	(202)	(8,155)
FINANCING ACTIVITIES
Long-Term Debt Repaid	(8,111)	(155)	155	(8,111)
Other Financing Activities	4,208	(47)	47	4,208

Net Cash Used in Financing Activities	(3,903)	(202)	202	(3,903)
Net (Decrease) Increase in Cash and Cash Equivalents	(20,760)	521	—	(20,239)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	—	30,841

Cash and Cash Equivalents at End of Period	$8,478	$2,124	$—	$10,602

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Cash Flows for the Quarter Ended April 2, 1999
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(9,997)	$(4,550)	$—	$(14,547)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,443	1,296	—	13,739
Other Operating Activities	590	(1,318)	—	(728)
Changes in Operating Assets and Liabilities:
Accounts Receivable	16,506	185	—	16,691
Materials and Supplies	1,446	(169)	—	1,277
Accrued Interest	(6,374)	—	—	(6,374)
Other Current Assets	(11,501)	10,920	—	(581)
Other Current Liabilities	21,000	1,904	—	22,904

Net Cash Provided by Operating Activities	24,113	8,268	—	32,381
INVESTING ACTIVITIES
Property Additions	(3,352)	(8,950)	—	(12,302)
Proceeds from Property Dispositions	508	24	—	532
Other Investing Activities	(2,611)	107	—	(2,504)

Net Cash Used in Investing Activities	(5,455)	(8,819)	—	(14,274)
FINANCING ACTIVITIES
Partner Distribution	(541)	—	—	(541)
Long-Term Debt Repaid	(1,000)	—	—	(1,000)
Other Financing Activities	(628)	—	—	(628)

Net Cash Used in Financing Activities	(2,169)	—	—	(2,169)
Net Increase (Decrease) in Cash and Cash Equivalents	16,489	(551)	—	15,938
Cash and Cash Equivalents at Beginning of Period	44,054	5,302	—	49,356

Cash and Cash Equivalents at End of Period	$60,543	$4,751	$—	$65,294

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at March 31, 2000
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,478	$2,124	$—	$10,602
Accounts Receivable—Net	34,388	823	—	35,211
Materials and Supplies	43,174	2,339	—	45,513
Restricted Investments	25,347	—	—	25,347
Other Current Assets	18,790	2,346	—	21,136

Total Current Assets	130,177	7,632	—	137,809
PROPERTIES—NET	472,393	82,041	—	554,434
NET PENSION ASSET	23,502	—	—	23,502
OTHER ASSETS	115,770	1,400	(80,109)	37,061

Total Assets	$741,842	$91,073	$(80,109)	$752,806

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$25,130	$1,130	$—	$26,260
Accrued Payroll and Fringe Benefits	17,320	(2)	—	17,318
Deferred Revenue	11,306	—	—	11,306
Accrued Claims and Insurance Premiums	19,800	—	—	19,800
Accrued Interest	15,565	—	—	15,565
Current Portion of Long-Term Debt	26,038	—	—	26,038
Other Current Liabilities	42,397	6,282	—	48,679

Total Current Liabilities	157,556	7,410	—	164,966
LONG-TERM DEBT	678,658	67,240	(67,240)	678,658
PENSION LIABILITY	22,229	—	—	22,229
OTHER LONG-TERM LIABILITIES	23,568	3,554	—	27,122

Total Liabilities	882,011	78,204	(67,240)	892,975

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,768	44,943	(44,943)	161,768
Retained Deficit	(522,011)	(32,074)	32,074	(522,011)

Total Member's Deficit	(140,169)	12,869	(12,869)	(140,169)

Total Liabilities and Member's Deficit	$741,842	$91,073	$(80,109)	$752,806

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combining Statement of Financial Position at December 31, 1999
(Dollars in Thousands)

	Subsidiary Guarantors	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$29,238	$1,603	$—	$30,841
Accounts Receivable—Net	31,660	2,748	—	34,408
Materials and Supplies	40,240	2,276	—	42,516
Restricted Investments	25,436	—	—	25,436
Other Current Assets	17,951	5,135	—	23,086

Total Current Assets	144,525	11,762	—	156,287
PROPERTIES—NET	476,420	83,357	—	559,777
NET PENSION ASSET	22,651	—	—	22,651
OTHER ASSETS	121,899	1,646	(86,164)	37,381

Total Assets	$765,495	$96,765	$(86,164)	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$38,496	$599	$—	$39,095
Accrued Payroll and Fringe Benefits	17,284	(2)	—	17,282
Deferred Revenue	10,548	—	—	10,548
Accrued Claims and Insurance Premiums	17,362	—	—	17,362
Accrued Interest	7,689	—	—	7,689
Current Portion of Long-Term Debt	28,730	—	—	28,730
Other Current Liabilities	47,245	4,861	—	52,106

Total Current Liabilities	167,354	5,458	—	172,812
LONG-TERM DEBT	684,077	67,395	(67,395)	684,077
PENSION LIABILITY	22,229	—	—	22,229
OTHER LONG-TERM LIABILITIES	23,907	5,143	—	29,050

Total Liabilities	897,567	77,996	(67,395)	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,768	44,989	(44,989)	161,768
Retained Deficit	(513,914)	(26,220)	26,220	(513,914)

Total Member's Deficit	(132,072)	18,769	(18,769)	(132,072)

Total Liabilities and Member's Deficit	$765,495	$96,765	$(86,164)	$776,096

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    American Commercial Lines LLC ("ACL") is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge design and construction, terminal services and ship-to-shore voice and data telecommunications services to American Commercial Barge Line LLC ("ACBL") and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared with Quarter Ended April 2, 1999

    ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year. 2000 is a 52 week year compared to 1999 which was a 53 week year. The quarter ended March 31, 2000 was a 13 week quarter compared to the quarter ended April 2, 1999 which was a 14 week quarter.

    Operating Revenue.  Operating revenue for the quarter ended March 31, 2000 decreased 3% to $167.5 million from $173.2 million for the quarter ended April 2, 1999. The revenue decrease was due to one less week in the first quarter of 2000 compared to the year ago quarter, offset by improved domestic barging rates.

    Domestic barging revenue increased $2.9 million to $132.3 million primarily due to increased freight rates offset by the shorter quarter. International revenues fell $2.3 million to $2.9 million primarily due to the shorter quarter along with the loss of a vessel charter agreement in Venezuela and lower volumes in the Argentine based operation. Revenue at Jeffboat, ACL's marine construction subsidiary, decreased $5.5 million to $26.8 million, partially due to the shorter quarter but also reflecting that no towboats were completed in the first quarter of 2000 compared to one in the year ago quarter and reduced hopper barge construction volume for third-party customers.

    Operating Expense.  Operating expense for the quarter ended March 31, 2000 declined 6% to $159.5 million from $168.9 million in the first quarter of 1999. Domestic barging expenses decreased $2.8 million due to the shorter quarter and improved operating conditions, offset by higher fuel prices. Fuel price before the effect of user tax and hedging was 75 cents per gallon in the first quarter of 2000 compared to 39 cents per gallon in the first quarter of 1999. International barging expenses fell $1.3 million to $8.4 million due to the shorter quarter and reduced labor and repair expense in the Venezuelan operation. Jeffboat's expenses decreased $5.1 million to $23.8 million due to the shorter quarter, reduced construction volumes and improvements in labor productivity and steel price.

    ACL implemented a number of internal changes in the first quarter of 2000, including staff reductions which will result in cost savings of $2 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were also implemented and will result in annual cost savings of $5 to $6 million. Management of the barge cleaning facility at Baton Rouge has been assigned to a non-affiliated third party whose core business is barge cleaning, with ACL receiving a variable monthly rent that is linked to the facility's operating profit.

    Operating Income.  Operating income for the quarter ended March 31, 2000 increased 86% to $8.0 million from $4.3 million for the first quarter 1999, due to the reasons discussed above.

    Interest Expense.  Interest expense for the first quarter of 2000 fell to $17.3 million from $18.6 million for the same period in 1999. The decline is due to a $53.2 million reduction in long term debt at the end of the first quarter 2000 compared to the end of the first quarter 1999.

    Loss Before Income Taxes and Cumulative Effect of Accounting Change.  The loss before income taxes and before the cumulative effect of accounting change was $8.0 million in the first quarter 2000 compared to a loss of $12.9 million in the same period in 1999 due to the reasons discussed above.

    Income Taxes (Benefit).  Income taxes for the quarter were $0.1 compared to a benefit of $0.1 million in the first period of last year.

    Cumulative Effect of Accounting Change.  ACL recognized $1.7 million in non-cash expense related to a workers compensation secondary injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3 in the first quarter of 1999.

    Net Loss.  Net loss for the quarter decreased to $8.1 million from a loss of $14.5 million in the same period last year due to the reasons discussed above.

Outlook

    Domestic barging demand and spot rates for grain, bulk, steel and liquids are expected to improve in 2000 as compared to 1999 levels. The U.S. Department of Agriculture currently forecasts 2000 corn exports of 1.88 billion bushels, a level similar to 1999. A recently issued consensus forecast of leading business economists shows that gross domestic product (GDP) is expected to grow 6.4% in the year 2000 compared to 5.7% in 1999. ACL's domestic and international barging volumes should also increase as river depths recover from the drought conditions of 1999 in both North and South America.

    The average price of fuel consumed by ACBL vessels in the second quarter is expected to remain consistent with the first quarter price of 75 cents per gallon. ACBL vessels consume approximately 115 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses and a fuel hedging program which provide protection for 70 to 80% of gallons consumed. Contract adjustments are deferred one quarter.

    ACL is in the process of continuing to make additional organizational changes consistent with its strategy of using third parties to operate ancillary services in areas where ACL's resources can be more effectively focused on core assets.

    As a part of the strategy to focus on core assets, ACL has entered into an agreement to sell its 100% membership interest in Waterway Communications System LLC ("Watercom") to Mobex Network Services Company. A definitive sales agreement subject to regulatory approval was executed in the second quarter of 2000. Final closing is expected in the third quarter of 2000. The sale of Watercom does not significantly affect ACL's expected future operating income or cash flow from operating activities.

Liquidity and Capital Resources

    As of March 31, 2000, ACL had outstanding indebtedness of $680.3 million, including $374.3 million drawn under a Tranche B term loan facility and a Tranche C term loan facility (collectively, the "Term Loans") and $300.0 million aggregate principal amount of Series B 10 1/4% Senior Notes (the "Senior Notes"). ACL had other notes outstanding, including a note in connection with the purchase of two formerly leased towboats, of which $6.0 million were outstanding at quarter end. The outstanding indebtedness of $680.3 million is net of $24.4 million of Terminal Revenue Refunding Bonds which are discussed below. ACL also had securitized $43.5 million of the trade receivables of two subsidiaries as of the end of the quarter.

    In June 1998, ACL deposited $26.1 million into an escrow fund that will be used to repay $24.4 million principal of certain Terminal Revenue Refunding Bonds. ACL will repay the entire principal, interest and redemption premium on these bonds at the earliest allowable prepayment date which will occur in the second quarter of 2000. There are sufficient funds in the escrow account to substantially cover all amounts due. These funds are invested in U.S. government obligations through an irrevocable trust. The redemption premium of $0.7 million will be reflected as an extraordinary item on the Consolidated Statement of Earnings in the second quarter of 2000.

    The Senior Credit Facilities, which include the Terms Loans and a $100.0 million revolving credit facility (the "Revolving Credit Facility"), and the Indenture dated June 23, 1998 among ACL and United States Trust Company of New York (the "Indenture") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

    Cash totaled $10.6 million at March 31, 2000 and there were no loans outstanding under the Revolving Credit Facility. Cash used in operations totaled $8.4 million in the first quarter of 2000 compared to cash generated from operations of $32.4 million in the first quarter of 1999. The decrease was primarily due to the timing of cash disbursements related to accounts payable.

    Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility.

    Capital expenditures are expected to be $24 million for 2000, with most expenditures being for marine equipment maintenance. As of March 31, 2000, $8.1 million had been spent, including a one time buy out of a barge lease obligation for $1.8 million.

    Proceeds from the sale of Watercom will be used to reduce the amounts outstanding under the two Term Loans.

Year 2000

    ACL continued to monitor its systems through the end of the first quarter of 2000. No significant year 2000 errors or discrepancies were detected and no costs were incurred. ACL will no longer report on year 2000 issues.

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

  •
  general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports; and

  •
  annual worldwide weather conditions, particularly those affecting North and South America.

    As a result of these and other factors discussed in and incorporated by reference from "Risk Factors," Exhibit 99.1 to ACL's 1999 Annual Report on Form 10-K for the year ended December 31, 1999, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made. ACL undertakes no obligation to update or revise any forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes to ACL's exposure to market risks discussed in Item 7A of ACL's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits

    Exhibit 27.1—Financial Data Schedule

  Reports on Form 8-K

    There were no reports on Form 8-K filed in the first quarter of 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (Registrant)
Date: May 11, 2000	By:	/s/ JAMES J. WOLFF
	Name:	James J. Wolff
	Title:	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

  (Mark One)
INDEX
  Item 1. Financial Statements.
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Condensed Combining Statement of Earnings for the Quarter Ended March 31, 2000 (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Condensed Combining Statement of Earnings for the Quarter Ended April 2, 1999 (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Condensed Combining Statement of Cash Flows for the Quarter Ended March 31, 2000 (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Condensed Combining Statement of Cash Flows for the Quarter Ended April 2, 1999 (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) Condensed Combining Statement of Financial Position at March 31, 2000 (Dollars in Thousands)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Condensed Combining Statement of Financial Position at December 31, 1999 (Dollars in Thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURE