Form 10-Q
period 2000-06-30
AMERICAN COMMERCIAL LINES LLC
filed 2000-08-11
CIK 1068078

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of June 30, 2000, the registrant had 100 membership interests outstanding.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements (unaudited)
1.	Condensed Consolidated Statement of Earnings for the Quarters and Six Months Ended June 30, 2000 and July 2, 1999	2
2.	Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2000 and July 2, 1999	3
3.	Condensed Consolidated Statement of Financial Position At June 30, 2000 and December 31, 1999	4
Notes to Condensed Consolidated Financial Statements		5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations		17
Item 3. Quantitative and Qualitative Disclosures About Market Risk		22
PART II. OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K.		23
Signature		24

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Dollars in Thousands)

	Quarters Ended		Six Months Ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999
	(Unaudited)		(Unaudited)
OPERATING REVENUE	$193,865	$189,961	$361,342	$363,178
OPERATING EXPENSE
Materials, Supplies and Other	81,877	80,714	151,298	157,852
Rent	12,619	11,644	23,391	24,725
Labor and Fringe Benefits	40,573	44,857	81,810	90,516
Fuel	22,011	13,756	40,621	26,233
Depreciation and Amortization	13,640	12,413	26,803	25,448
Taxes, Other Than Income Taxes	6,616	6,622	12,919	14,133

	177,336	170,006	336,842	338,907

OPERATING INCOME	16,529	19,955	24,500	24,271
OTHER EXPENSE (INCOME)
Interest Expense	17,681	17,016	34,977	35,596
Other, Net	(104)	(38)	(1,461)	(1,354)

	17,577	16,978	33,516	34,242

(LOSS) EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,048)	2,977	(9,016)	(9,971)
INCOME TAXES	661	189	790	51

(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,709)	2,788	(9,806)	(10,022)
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	(734)	—	(734)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(1,737)

NET (LOSS) EARNINGS	$(2,443)	$2,788	$(10,540)	$(11,759)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	June 30, 2000	July 2, 1999
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(10,540)	$(11,759)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	28,243	26,857
Other Operating Activities	(8,440)	(1,888)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,061)	4,240
Materials and Supplies	8,654	2,493
Accrued Interest	(3,079)	(14,445)
Other Current Assets	1,450	386
Other Current Liabilities	6,944	8,003

Net Cash Provided by Operating Activities	21,171	13,887
INVESTING ACTIVITIES
Property Additions	(12,562)	(23,026)
Purchase of Barging Assets	(31,500)	—
Proceeds from Property Dispositions	3,385	1,243
Proceeds from Sale of Restricted Investment	25,288	—
Other Investing Activities	(1,905)	(3,519)

Net Cash Used in Investing Activities	(17,294)	(25,302)
FINANCING ACTIVITIES
Partner Distribution	—	(541)
Short Term Debt, Net Borrowings	11,000	—
Long Term Debt Repaid	(35,318)	(1,500)
Other Financing	(1,410)	2,816

Net Cash (Used in) Provided by Financing Activities	(25,728)	775
Net Decrease in Cash and Cash Equivalents	(21,851)	(10,640)
Cash and Cash Equivalents at Beginning of Period	30,841	49,356

Cash and Cash Equivalents at End of Period	$8,990	$38,716

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in Thousands)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,990	$30,841
Accounts Receivable, Net	36,469	34,408
Materials and Supplies	35,326	42,516
Restricted Investments	—	25,436
Other Current Assets	21,636	23,086

Total Current Assets	102,421	156,287
PROPERTIES-Net	569,298	559,777
NET PENSION ASSET	23,568	22,651
OTHER ASSETS	47,386	37,381

Total Assets	$742,673	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$42,782	$39,095
Accrued Payroll and Fringe Benefits	13,629	17,282
Deferred Revenue	16,216	10,548
Accrued Claims and Insurance Premiums	21,862	17,362
Accrued Interest	4,610	7,689
Current Portion of Long-Term Debt	12,658	28,730
Other Current Liabilities	49,382	52,106

Total Current Liabilities	161,139	172,812
LONG-TERM DEBT	675,831	684,077
PENSION LIABILITY	23,153	22,229
OTHER LONG-TERM LIABILITIES	25,315	29,050

Total Liabilities	885,438	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	220,074
Other Capital	161,615	161,768
Retained Deficit	(524,454)	(513,914)

Total Member's Deficit	(142,765)	(132,072)

Total Liabilities and Member's Deficit	$742,673	$776,096

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

    In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at June 30, 2000 and December 31, 1999, the results of its operations and its cash flows for the six months ended June 30, 2000 and July 2, 1999, such adjustments being of a normal recurring nature. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2000.

    While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 1999 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC's (ACL's) Form 10-K.

    ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 26 weeks ended June 30, 2000 and the 13 and 27 weeks ended July 2, 1999, and the fiscal year (53 weeks) ended December 31, 1999.

NOTE 2. ACQUISITION

    On May 26, 2000, ACL purchased certain barging assets of the Peavey Barge Line (Peavey) from ConAgra, Inc. for $31,500 in cash. The purchase price was financed with existing credit facilities and cash flows from operations. ACL also assumed $3.8 million in capital leases. The acquisition has been accounted for under the purchase method of accounting. The Peavey operations are included in the accompanying consolidated financial statements since the date of acquisition.

NOTE 3. EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT

    ACL recognized $0.7 million as an extraordinary loss due to the early redemption premium on the Terminal Revenue Refunding Bonds. This amount was paid out of an escrow account previously established as an irrevocable trust.

NOTE 4. MATERIAL AND SUPPLIES

    Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	June 30, 2000	December 31, 1999
Raw Materials	$4,108	$7,975
Work in Process	13,512	16,989
Parts and Supplies	17,706	17,552

	$35,326	$42,516

NOTE 5. BUSINESS SEGMENTS

	Reportable Segments
			All Other Segments (1)
	Barging	Construction		Total
Quarter ended June 30, 2000
Revenues from external customers	$151,287	$37,195	$5,383	$193,865
Intersegment revenues	—	388	1,494	1,882
Segment earnings	11,590	3,486	1,453	16,529
Quarter ended July 2, 1999
Revenues from external customers	$148,526	$36,096	$5,339	$189,961
Intersegment revenues	—	506	1,231	1,737
Segment earnings	15,150	3,460	1,345	19,955
Six Months ended June 30, 2000
Revenues from external customers	$286,489	$63,972	$10,881	$361,342
Intersegment revenues	—	1,982	3,151	5,133
Segment earnings	14,934	6,451	3,115	24,500
Six Months ended July 2, 1999
Revenues from external customers	$283,071	$68,351	$11,756	$363,178
Intersegment revenues	—	12,680	2,986	15,666
Segment earnings	13,754	6,808	3,709	24,271

(1)
Financial data for segments below the reporting thresholds are attributable to two operating segments—a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

    The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

	Quarters Ended		Six Months Ended
	June 30, 2000	July 2, 1999	June 30, 2000	July 2, 1999
Revenues
Revenues from external customers	$193,865	$189,961	$361,342	$363,178
Intersegment revenues	1,882	1,737	5,133	15,666
Elimination of intersegment revenues	(1,882)	(1,737)	(5,133)	(15,666)

Operating revenue	$193,865	$189,961	$361,342	$363,178

Earnings
Total segment earnings	$16,529	$19,955	$24,500	$24,271
Unallocated amounts:
Interest expense	(17,681)	(17,016)	(34,977)	(35,596)
Other, net	104	38	1,461	1,354

(Loss) Earnings before income taxes, extraordinary items and cumulative effect of accounting change	$(1,048)	$2,977	$(9,016)	$(9,971)

NOTE 6. CONTINGENCIES

    A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 7. CHANGES IN ACCOUNTING STANDARDS

    In December 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance- Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1,737 in non-cash expense.

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

NOTE 8. GUARANTOR FINANCIAL STATEMENTS

    The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of June 30, 2000 and December 31, 1999 and the quarters and six months ended June 30, 2000 and July 2, 1999.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Quarter Ended June 30, 2000
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$181,826	$12,039	$—	$193,865
OPERATING EXPENSE
Materials, Supplies and Other	77,074	4,803	—	81,877
Rent	12,230	389	—	12,619
Labor and Fringe Benefits	38,287	2,286	—	40,573
Fuel	21,007	1,004	—	22,011
Depreciation and Amortization	11,807	1,833	—	13,640
Taxes, Other Than Income Taxes	6,436	180	—	6,616

	166,841	10,495	—	177,336

OPERATING INCOME	14,985	1,544	—	16,529
OTHER EXPENSE (INCOME)
Interest Expense	17,681	—	—	17,681
Interest Expense, Affiliate—Net	—	1,515	(1,515)	—
Other, Net	(1,556)	(63)	1,515	(104)

	16,125	1,452	—	17,577

(LOSS) EARNINGS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(1,140)	92	—	(1,048)
INCOME TAXES	21	640	—	661

LOSS BEFORE EXTRAORDINARY ITEM	(1,161)	(548)	—	(1,709)
EXTRAORDINARY ITEM—LOSS ON EARLY
EXTINGUISHMENT OF DEBT	(734)	—	—	(734)

NET LOSS	$(1,895)	$(548)	$—	$(2,443)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Quarter Ended July 2, 1999
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$174,635	$15,326	$—	189,961
OPERATING EXPENSE
Materials, Supplies and Other	74,665	6,049	—	80,714
Rent	11,056	588		11,644
Labor and Fringe Benefits	42,197	2,660	—	44,857
Fuel	12,910	846	—	13,756
Depreciation and Amortization	11,115	1,298	—	12,413
Taxes, Other Than Income Taxes	6,473	149	—	6,622

	158,416	11,590	—	170,006

OPERATING INCOME	16,219	3,736	—	19,955
OTHER EXPENSE (INCOME)
Interest Expense	17,016	—	—	17,016
Interest Expense, Affiliate—Net	—	1,013	(1,013)	—
Other, Net	(1,593)	542	1,013	(38)

	15,423	1,555	—	16,978

EARNINGS BEFORE INCOME TAXES	796	2,181	—	2,977
INCOME TAXES	52	137	—	189

NET EARNINGS	$744	$2,044	$—	$2,788

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Six Months Ended June 30, 2000
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$346,375	$14,967	$—	$361,342
OPERATING EXPENSE
Materials, Supplies and Other	142,511	8,787	—	151,298
Rent	22,605	786	—	23,391
Labor and Fringe Benefits	77,911	3,899	—	81,810
Fuel	39,150	1,471	—	40,621
Depreciation and Amortization	23,147	3,656	—	26,803
Taxes, Other Than Income Taxes	12,575	344	—	12,919

	317,899	18,943	—	336,842

OPERATING INCOME (LOSS)	28,476	(3,976)	—	24,500
OTHER EXPENSE (INCOME)
Interest Expense	34,977	—	—	34,977
Interest Expense, Affiliate—Net	—	3,031	(3,031)	—
Other, Net	(3,136)	(1,356)	3,031	(1,461)

	31,841	1,675	—	33,516

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	(3,365)	(5,651)	—	(9,016)
INCOME TAXES	40	750	—	790

LOSS BEFORE EXTRAORDINARY ITEM	(3,405)	(6,401)	—	(9,806)
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	(734)	—	—	(734)

NET LOSS	$(4,139)	$(6,401)	$—	$(10,540)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Earnings for the Six Months Ended July 2, 1999
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$342,639	$20,539	$—	$363,178
OPERATING EXPENSE
Materials, Supplies and Other	147,482	10,370	—	157,852
Rent	22,805	1,920	—	24,725
Labor and Fringe Benefits	85,581	4,935	—	90,516
Fuel	24,921	1,312	—	26,233
Depreciation and Amortization	22,854	2,594	—	25,448
Taxes, Other Than Income Taxes	13,802	331	—	14,133

	317,445	21,462	—	338,907

OPERATING INCOME (LOSS)	25,194	(923)	—	24,271
OTHER EXPENSE (INCOME)
Interest Expense	35,596	—	—	35,596
Interest Expense, Affiliate—Net	—	2,008	(2,008)	—
Other, Net	(3,027)	(335)	2,008	(1,354)

	32,569	1,673	—	34,242

LOSS BEFORE INCOME TAXES	(7,375)	(2,596)	—	(9,971)
INCOME TAXES (BENEFIT)	141	(90)	—	51

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(7,516)	(2,506)	—	(10,022)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—	(1,737)

NET LOSS	$(9,253)	$(2,506)	$—	$(11,759)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Cash Flows for the Six Months Ended June 30, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(4,139)	$(6,401)	$—	$(10,540)
Adjustments to Reconcile Net Loss to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	24,587	3,656	—	28,243
Other Operating Activities	(6,548)	(1,892)	—	(8,440)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,040)	2,979	—	(2,061)
Materials and Supplies	8,614	40	—	8,654
Accrued Interest	(3,079)	—	—	(3,079)
Other Current Assets	(2,494)	3,944	—	1,450
Other Current Liabilities	4,863	2,081	—	6,944

Net Cash Provided by Operating Activities	16,764	4,407	—	21,171
INVESTING ACTIVITIES
Property Additions	(11,823)	(739)	—	(12,562)
Purchase of Barging Assets	(31,500)	—	—	(31,500)
Proceeds from Property Dispositions	3,385	—	—	3,385
Proceeds from Sale of Restricted Investment	25,288	—	—	25,288
Other Investing Activities	(2,165)	462	(202)	(1,905)

Net Cash Used in Investing Activities	(16,815)	(277)	(202)	(17,294)
FINANCING ACTIVITIES
Short Term Debt, Net Borrowings	11,000	—	—	11,000
Long Term Debt Repaid	(35,318)	(155)	155	(35,318)
Other Financing Activities	(1,410)	(47)	47	(1,410)

Net Cash Used in Financing Activities	(25,728)	(202)	202	(25,728)
Net (Decrease) Increase in Cash and Cash Equivalents	(25,779)	3,928	—	(21,851)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	—	30,841

Cash and Cash Equivalents at End of Period	$3,459	$5,531	$—	$8,990

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Cash Flows for the Six Months Ended July 2, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(9,253)	$(2,506)	$—	$(11,759)
Adjustments to Reconcile Net Loss to Net Cash Provided by:
Depreciation and Amortization	24,263	2,594	—	26,857
Other Operating Activities	(225)	(1,663)	—	(1,888)
Changes in Operating Assets and Liabilities:
Accounts Receivable	2,368	1,872	—	4,240
Materials and Supplies	2,554	(61)	—	2,493
Accrued Interest	(14,445)	—	—	(14,445)
Other Current Assets	(12,777)	13,163	—	386
Other Current Liabilities	9,048	(1,045)	—	8,003

Net Cash Provided by Operating Activities	1,533	12,354	—	13,887
INVESTING ACTIVITIES
Property Additions	(13,786)	(9,240)	—	(23,026)
Proceeds from Property Dispositions	1,243	—	—	1,243
Other Investing Activities	(1,830)	(644)	(1,045)	(3,519)

Net Cash Used in Investing Activities	(14,373)	(9,884)	(1,045)	(25,302)
FINANCING ACTIVITIES
Partner Distribution	(541)	—	—	(541)
Long-Term Debt Repaid	(1,500)	—	—	(1,500)
Cash Dividends Paid	—	(1,975)	1,975	—
Other Financing Activities	2,816	—	—	2,816
Borrowing from Affiliates	—	930	(930)	—

Net Cash Provided by (Used in) Financing Activities	775	(1,045)	1,045	775
Net (Decrease) Increase in Cash and Cash Equivalents	(12,065)	1,425	—	(10,640)
Cash and Cash Equivalents at Beginning of Period	44,054	5,302	—	49,356

Cash and Cash Equivalents at End of Period	$31,989	$6,727	$—	$38,716

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at June 30, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,459	$5,531	$—	$8,990
Accounts Receivable—Net	36,700	(231)	—	36,469
Materials and Supplies	33,090	2,236	—	35,326
Other Current Assets	20,445	1,191	—	21,636

Total Current Assets	93,694	8,727	—	102,421
PROPERTIES—NET	488,243	81,055	—	569,298
NET PENSION ASSET	23,568	—	—	23,568
OTHER ASSETS	126,378	1,209	(80,201)	47,386

Total Assets	$731,883	$90,991	$(80,201)	$742,673

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$42,368	$414	$—	$42,782
Accrued Payroll and Fringe Benefits	13,631	(2)	—	13,629
Deferred Revenue	16,216	—	—	16,216
Accrued Claims and Insurance Premiums	21,862	—	—	21,862
Accrued Interest	4,610	—	—	4,610
Current Portion of Long-Term Debt	12,658	—	—	12,658
Other Current Liabilities	41,833	7,549	—	49,382

Total Current Liabilities	153,178	7,961	—	161,139
LONG-TERM DEBT	675,831	67,880	(67,880)	675,831
PENSION LIABILITY	23,153	—	—	23,153
OTHER LONG-TERM LIABILITIES	22,486	2,829	—	25,315

Total Liabilities	874,648	78,670	(67,880)	885,438

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,615	44,943	(44,943)	161,615
Retained Deficit	(524,454)	(32,622)	32,622	(524,454)

Total Member's Deficit	(142,765)	12,321	(12,321)	(142,765)

Total Liabilities and Member's Deficit	$731,883	$90,991	$(80,201)	$742,673

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

    On May 26, 2000 ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey Barge Line and other inland marine transport divisions of Conagra, Inc. This added more than 900 covered hopper barges to ACL's existing fleet bringing the total fleet to over 5,300 barges.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2000 Compared with Quarter Ended July 2, 1999

    Operating Revenue.  Operating revenue for the quarter ended June 30, 2000, increased 2% to $193.9 million from $190.0 million for the quarter ended July 2, 1999. The revenue increase was primarily due to the acquisition of Peavey and favorable fuel price adjustments on certain long term, domestic barging contracts, partially offset by reduced loads per barge reflecting reduced demand for export grain.

    Domestic barging revenue increased $6.0 million to $139.2 million due to the addition of Peavey revenue in the last month of the quarter, increased freight rates from contract fuel adjustments and improved market rates for bulk, steel and grain commodities. This was partially offset by reduced loads per barge as shippers held barges longer at loading and unloading facilities compared to the second quarter of 1999. International revenues fell $3.3 million to $12.0 million. Short haul movements replacing long haul contracts in Argentina accounted for $1.0 million of the shortfall. The remaining $2.3 million shortfall is attributable to timing of bauxite shipments in Venezuela that should be recovered in the last half of 2000. Revenue at Jeffboat LLC ("Jeffboat"), ACL's marine construction subsidiary, increased $1.1 million to $37.2 million due to the completion of one towboat for public sale in the second quarter of 2000 compared to no towboats in the second quarter of 1999. The increased revenue from the towboat was partially offset by reduced hopper barge construction volume.

    Operating Expense.  Operating expense for the quarter ended June 30, 2000 increased 4% to $177.3 million from $170.0 million in the second quarter of 1999. Domestic barging expense increased $7.3 million due to increased fuel prices and additional expenses from operating the Peavey barges, offset by reduced loads per barge. Fuel price before the effect of user tax and hedging was 79 cents per gallon in the second quarter of 2000 on a volume of 26.4 million gallons compared to 45 cents per gallon in the second quarter of 1999. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by contract rate adjustments. The hedging program covers roughly one fifth of ACL's fuel consumption. The net impact of rising fuel prices offset by contract adjustments and hedging is estimated to be a $1.8 million reduction in operating income vs. the year ago quarter. International barging expenses fell $0.9 million to $10.5 million due to the reduced volumes discussed above. Jeffboat's expenses increased $1.1 million to $33.7 million due to the completed contract recognition of the towboat cost of sales, partially offset by reduced hopper barge construction.

    Operating Income.  Operating income for the quarter ended June 30, 2000 decreased 17% to $16.5 million from $20.0 million for the second quarter 1999, due to the reasons discussed above.

    Interest Expense.  Interest expense for the second quarter of 2000 increased to $17.7 million from $17.0 million for the same period in 1999. The increase is due to higher base LIBOR rates on the Senior Credit Facilities partially offset by reduced amounts outstanding under those facilities.

    (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The (loss) earnings before income taxes, extraordinary item and the cumulative effect of accounting change was a loss of $1.0 million for the second quarter 2000 compared to earnings of $3.0 million for the same period in 1999 due to the reasons discussed above.

    Income Taxes.  Income taxes for the quarter were $0.7 million compared to $0.2 million in the second period of last year due to increases in accrued foreign taxes recognized for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

    (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change. The (loss) earnings before extraordinary item and the cumulative effect of accounting change was a loss of $1.7 million for the second quarter 2000 compared to earnings of $2.8 million for the same period in 1999 due to the reasons discussed above.

    Extraordinary Item—Loss on Early Extinguishment of Debt.  ACL recognized $0.7 million as an extraordinary loss due to the early redemption premium on certain terminal revenue refunding bonds (the "Terminal Revenue Refunding Bonds"). This amount was paid out of an escrow account previously established as an irrevocable trust.

    Net (Loss) Earnings.  Net loss for the quarter was $2.4 million compared to earnings of $2.8 million in the same period last year due to the reasons discussed above.

Six Months Ended June 30, 2000 Compared with Six Months Ended July 2, 1999

    ACL follows a 52/53-week fiscal year ending on the last Friday in December of each year. 2000 is a 52-week year compared to 1999, which was a 53-week year. The six months ended June 30, 2000 was a 26-week time period compared to the six months ended July 2, 1999 which was a 27 week time period.

    Operating Revenue.  Operating revenue for the six months ended June 30, 2000, decreased 1% to $361.3 million from $363.2 million for the first six months of 1999. The revenue decrease was due to the reporting period being 26 weeks in 2000 compared to 27 weeks in 1999. This has the effect of reporting 4% less revenue in the first six months of 2000 versus 1999 or approximately $14 million. The increase that would have occurred without this effect was due to higher freight rates from domestic barging, partially offset by reduced volume from Jeffboat and reduced volume and rates from ACL's international operations.

    Domestic barging revenue increased $9.0 million to $271.5 million despite the effect of the shorter reporting period. The increase was due to higher contract freight rates from fuel adjustment clauses, the addition of Peavey assets in the last month of the period and higher market rates for grain, bulk and steel. Difficult operating conditions in the first two quarters of 1999 also contributed to the favorable comparison. Revenue at Jeffboat decreased $4.4 million to $64.0 million, reflecting lower sales of hopper barges to third party customers. International revenues decreased $5.5 million to $15.0 million. Lower revenue rates from ACL's Argentine based operation due to shorter hauls and lower volumes in Venezuela, where navigation on the river system began later in 2000 than in 1999, combined to produce the shortfall.

    Operating Expense.  Operating expense for the six months fell 1% to $336.8 million from $338.9 million in 1999 due to the shorter reporting period and reduced Jeffboat volume, offset by rising fuel prices. Domestic barging expense rose $4.5 million to $252.7 million, primarily due to an average price of fuel, before user tax and hedging of 77 cents for the first six months of 2000 compared to 42 cents for the same period last year. The net impact of rising fuel prices offset by contract adjustments and hedging is estimated to be a $3.5 million reduction in operating income vs. the year ago period. Jeffboat's expenses fell $4.0 million to $57.5 million due to lower hopper barge construction volumes and improved labor productivity. International barging expenses decreased $2.2 million to $18.9 million primarily due to reduced volume and the shorter reporting period.

    ACL implemented a number of internal changes in the first six months of 2000, including staff reductions which will result in cost savings of approximately $2 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were also implemented and will result in annual cost savings of $5 to $6 million. Management of ACL's tank barge cleaning facility at Baton Rouge has been assigned to a non-affiliated third party whose core business is barge cleaning. ACL is receiving a variable monthly fee that is linked to the facility's operating profit. Management of ACL's boat and barge repair yard in New Orleans and its fleeting facility in Mobile have also been assigned to non-affiliated third parties with ACL receiving monthly fees containing both fixed and variable components.

    Operating Income.  Operating income for the six months rose 1% to $24.5 million from $24.3 million for the same period in 1999, due to the foregoing factors.

    Interest Expense.  Interest expense for the six months decreased to $35.0 million from $35.6 million for the same period in 1999. The decrease is due to 26 weeks being recognized in the first six months of 2000 compared to 27 weeks for the same period in 1999. The increase that would have occurred without this effect was due to a rising interest rate base on the variable rate Senior Credit Facilities offset by a reduced debt balance.

    (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and the cumulative effect of an accounting change was $9.0 million for the 2000 six month period compared with a loss of $10.0 million for the same period in 1999, due to the reasons discussed above.

    Income Taxes.  Income taxes for the six months increased to $0.8 million from $0.1 million for last year's six month period due to increases in accrued foreign taxes recognized for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

    (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and the cumulative effect of an accounting change was $9.8 million for the 2000 six month period compared with a loss of $10.0 million for the same period in 1999, due to the reasons discussed above.

    Extraordinary Item—Loss on Early Extinguishment of Debt.  ACL recognized $0.7 million as an extraordinary loss in the second quarter of 2000 reflecting the redemption premium on the Terminal Revenue Refunding Bonds. This amount was paid out of an escrow account previously established as an irrevocable trust.

    Cumulative Effect of Accounting Change.  ACL recognized $1.7 million in non-cash expense related to a workers compensation secondary injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in the first quarter of 1999.

    Net (Loss) Earnings.  Net loss for the six months was $10.5 million compared with a loss of $11.8 million for the same period in 1999, due to the foregoing factors.

Outlook

    Domestic barging demand and spot rates for grain, bulk, steel and liquids are expected to improve in the last half of 2000 as compared to 1999 levels. The U.S. Department of Agriculture currently forecasts corn exports of 2.2 billion bushels for the crop year beginning September 1, 2000 an increase of 0.2 billion bushels over the previous crop year. ACL's domestic barging volumes should also improve as Peavey assets are integrated into the fleet to meet the rising demand for grain and other river borne shipments.

    The average price of fuel consumed by ACBL vessels in the third quarter is expected to remain consistent with current market prices. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 120 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses and a fuel-hedging program which provide protection for approximately 80% of gallons consumed. Contract adjustments are deferred one quarter.

    As a part of the strategy to focus on core assets, ACL has entered into an agreement to sell its 100% membership interest in Waterway Communications System LLC ("Watercom") to Mobex Network Services Company. A definitive sales agreement subject to regulatory approval has been signed in the second quarter of 2000. Final closing is expected in the third quarter of 2000. Proceeds from the sale of Watercom will be used to reduce the amounts outstanding under the Senior Credit Facilities. The sale of Watercom does not significantly affect ACL's expected future operating income or cash flow from operating activities.

Liquidity and Capital Resources

    As of June 30, 2000, ACL had outstanding indebtedness of $688.5 million, including $371.9 million drawn under two Term Loans, $11.0 million drawn under the revolving credit facility and $300.0 million aggregate principal amount of Senior Notes. ACL had other notes outstanding, including a note in connection with the purchase of two formerly leased towboats, of which $5.6 million were outstanding at quarter end. ACL had $3.3 million in capital lease obligations outstanding at the end of the quarter. ACL also had securitized $52.9 million of the trade receivables of two subsidiaries as of the end of the quarter.

    In June 1998, ACL deposited $26.1 million into an escrow fund that was used in the second quarter 2000 to repay $24.4 million principal of the Terminal Revenue Refunding Bonds along with the redemption premium and accrued interest on the bonds. The early redemption premium of $0.7 million was reported as an extraordinary item on the Consolidated Statement of Earnings in the second quarter of 2000.

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

    ACL's cash balance was $9.0 million as of June 30, 2000. Cash provided by operating activities totaled $21.2 million for the first six months of 2000 compared to cash provided by operating activities of $13.9 million for the first six months of 1999. The increase was primarily due to one additional interest payment being made on the Senior Notes during the first six months of 1999 as a result of ACL's fiscal calendar.

    Capital expenditures are expected to be $47 million for 2000, including $20.3 million for Peavey property, approximately $22 million for marine and other equipment maintenance, and $4.6 million for the purchase of barges. As of June 30, 2000, a total of $32.9 million had been spent, including $20.3 million for Peavey property, $9.8 million for equipment maintenance, $1.8 million for the buyout of a barge lease obligation and $1.0 million for the purchase of two new tank barges. An additional $1.8 million investment to purchase the lease obligation of 48 barges was made in July, 2000, subsequent to the end of the reporting period. The purchase of both barge lease obligations will reduce barge charter expense by approximately $1 million in the year 2000 as compared to the year 1999. ACL is continuing to lease new construction equipment from third party investors. The effect of this program will be to increase operating lease expense approximately $3 million in the year 2000 as compared to the year 1999.

    The $31.5 cash outflow for the purchase of Peavey assets consisted of $20.3 million for Peavey property and $11.2 million for the purchase of favorable lease commitments and inventory. In addition ACL assumed a short-term capital lease with a present value obligation of $3.8 million as of acquisition date in connection with the Peavey purchase. ACL also assumed certain operating lease obligations from Peavey, which will increase lease expense $10.3 million in 2000 as compared to the year 1999.

    Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility.

Changes in Accounting Standards

    In December 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance-related assessments, including workers' compensation second- injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1.7 million in non-cash expense.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning January 1, 2001, but earlier application is encouraged. ACL has not determined when it will adopt Statement No. 133, but expects adoption will not have a significant effect on its consolidated financial statements.

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

PART II
OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.

  Exhibits

    Exhibit 27.1— Financial Data Schedule

  Reports on Form 8-K

    There were no reports on Form 8-K filed in the second quarter of 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (Registrant)
Date: August , 2000	By:	/s/ JAMES J. WOLFF Name: James J. Wolff Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
PART 1 FINANCIAL INFORMATION
PART II OTHER INFORMATION
SIGNATURE