Form 10-Q
period 2000-09-30
AMERICAN COMMERCIAL LINES LLC
filed 2000-11-13
CIK 1068078

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 29, 2000

or

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
if Changed Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 29, 2000, the registrant had 100 membership interests outstanding.

INDEX

		Page Number
PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements (unaudited)
1.	Condensed Consolidated Statement of Earnings for the Quarters and Nine Months Ended September 29, 2000 and October 1, 1999	2
2.	Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 29, 2000 and October 1, 1999	3
3.	Condensed Consolidated Statement of Financial Position At September 29, 2000 and December 31, 1999	4
Notes to Condensed Consolidated Financial Statements		5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.		17
Item 3. Quantitative and Qualitative Disclosures About Market Risk.		22
PART II. OTHER INFORMATION.
Item 6. Exhibits and Reports on Form 8-K.		23
Signature		24

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(Dollars in Thousands)

	Quarters Ended		Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
	(Unaudited)		(Unaudited)
OPERATING REVENUE	$206,661	$188,617	$568,003	$551,795
OPERATING EXPENSE
Materials, Supplies and Other	87,391	75,019	238,689	232,871
Rent	14,949	11,296	38,340	36,021
Labor and Fringe Benefits	40,895	47,867	122,705	138,383
Fuel	22,793	13,068	63,414	39,301
Depreciation and Amortization	14,561	12,738	41,364	38,186
Taxes, Other Than Income Taxes	6,932	6,149	19,851	20,282

	187,521	166,137	524,363	505,044

OPERATING INCOME	19,140	22,480	43,640	46,751
OTHER EXPENSE (INCOME)
Interest Expense	17,969	17,424	52,946	53,020
Other, Net	(160)	(641)	(1,621)	(1,995)
Gain on Sale of Watercom	(11,418)	—	(11,418)	—

	6,391	16,783	39,907	51,025

EARNINGS (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	12,749	5,697	3,733	(4,274)
INCOME TAXES	3,394	457	4,184	508

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	9,355	5,240	(451)	(4,782)
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	(734)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	—	(1,737)

NET EARNINGS (LOSS)	$9,355	$5,240	$(1,185)	$(6,519)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	September 29, 2000	October 1, 1999
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(1,185)	$(6,519)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	43,660	40,361
Gain on Sale of Watercom	(11,418)	—
Other Operating Activities	(10,291)	(844)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(4,509)	400
Materials and Supplies	6,209	(3,942)
Accrued Interest	4,446	(6,319)
Other Current Assets	(4,990)	(3,229)
Other Current Liabilities	9,044	(2,639)

Net Cash Provided by Operating Activities	30,966	17,269
INVESTING ACTIVITIES
Property Additions	(18,986)	(44,065)
Purchase of Barging Assets	(31,500)	—
Proceeds from Property Dispositions	3,615	1,716
Proceeds from Sale of Watercom	13,600	—
Proceeds from Sale of Restricted Investment	25,288	—
Other Investing Activities	(3,009)	(4,631)

Net Cash Used in Investing Activities	(10,992)	(46,980)
FINANCING ACTIVITIES
Debt Issued	—	988
Partner Distribution	—	(541)
Short Term Debt, Net Borrowings	8,000	—
Long Term Debt Repaid	(54,342)	(2,115)
Other Financing	4,985	8,431

Net Cash (Used in) Provided by Financing Activities	(41,357)	6,763
Net Decrease in Cash and Cash Equivalents	(21,383)	(22,948)
Cash and Cash Equivalents at Beginning of Period	30,841	49,356

Cash and Cash Equivalents at End of Period	$9,458	$26,408

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in Thousands)

	September 29, 2000	December 31, 1999
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,458	$30,841
Accounts Receivable, Net	38,167	34,408
Materials and Supplies	37,418	42,516
Restricted Investments	—	25,436
Other Current Assets	28,010	23,086

Total Current Assets	113,053	156,287
PROPERTIES—Net	564,582	559,777
NET PENSION ASSET	24,052	22,651
OTHER ASSETS	49,091	37,381

Total Assets	$750,778	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$38,679	$39,095
Accrued Payroll and Fringe Benefits	13,986	17,282
Deferred Revenue	16,588	10,548
Accrued Claims and Insurance Premiums	24,471	17,362
Accrued Interest	12,135	7,689
Current Portion of Long-Term Debt	10,099	28,730
Other Current Liabilities	64,928	52,106

Total Current Liabilities	180,886	172,812
LONG-TERM DEBT	656,366	684,077
PENSION LIABILITY	22,394	22,229
OTHER LONG-TERM LIABILITIES	24,719	29,050

Total Liabilities	884,365	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	220,074
Other Capital	161,438	161,768
Retained Deficit	(515,099)	(513,914)

Total Member's Deficit	(133,587)	(132,072)

Total Liabilities and Member's Deficit	$750,778	$776,096

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in Thousands)

NOTE 1.  BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at September 29, 2000 and December 31, 1999, the results of its operations and its cash flows for the nine months ended September 29, 2000 and October 1, 1999, such adjustments being of a normal recurring nature. Operating results for the quarter and nine months ended September 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2000.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 1999 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC's ("ACL's") Form 10-K.

ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 39 weeks ended September 29, 2000 and the 13 and 40 weeks ended October 1, 1999, and the fiscal year (53 weeks) ended December 31, 1999.

NOTE 2.  ACQUISITION AND DISPOSITION

On May 26, 2000, ACL purchased certain barging assets of the Peavey Barge Line ("Peavey") from ConAgra, Inc. for $31,500 in cash. The purchase price was financed with existing credit facilities and cash flows from operations. ACL also assumed $3,835 in capital leases. The acquisition has been accounted for under the purchase method of accounting. The Peavey operations are included in the accompanying consolidated financial statements since the date of acquisition.

ACL sold its 100% membership interest in Waterway Communications System LLC ("Watercom") on September 6, 2000 to Mobex Communications, Inc. ("Mobex") for $13,600 in cash and $2,400 in Mobex preferred stock. The sale resulted in a gain of $11,418. Cash proceeds from the sale were used to pay existing ACL debt.

NOTE 3.  EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT

ACL recognized $734 as an extraordinary loss due to the early redemption premium on the Terminal Revenue Refunding Bonds. This amount was paid out of an escrow account previously established as an irrevocable trust.

NOTE 4.  MATERIAL AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	September 29, 2000	December 31, 1999
Raw Materials	$3,860	$7,975
Work in Process	14,359	16,989
Parts and Supplies	19,199	17,552

	$37,418	$42,516

NOTE 5.  BUSINESS SEGMENTS

	Reportable Segments
			All Other Segments(1)
	Barging	Construction		Total
Quarter ended September 29, 2000
Revenues from external customers	$173,168	$29,519	$3,974	$206,661
Intersegment revenues	—	467	1,157	1,624
Segment earnings	16,360	2,310	470	19,140
Quarter ended October 1, 1999
Revenues from external customers	$155,396	$28,806	$4,415	$188,617
Intersegment revenues	—	2,566	1,028	3,594
Segment earnings	19,560	2,534	386	22,480
Nine Months ended September 29, 2000
Revenues from external customers	$459,657	$93,491	$14,855	$568,003
Intersegment revenues	—	2,449	4,308	6,757
Segment earnings	31,294	8,761	3,585	43,640
Nine Months ended October 1, 1999
Revenues from external customers	$438,467	$97,157	$16,171	$551,795
Intersegment revenues	—	15,246	4,014	19,260
Segment earnings	33,314	9,342	4,095	46,751

(1)
Financial data for segments below the reporting thresholds are attributable to two operating segments—a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways.

The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

	Quarters Ended		Nine Months Ended
	September 29, 2000	October 1, 1999	September 29, 2000	October 1, 1999
Revenues
Revenues from external customers	$206,661	$188,617	$568,003	$551,795
Intersegment revenues	1,624	3,594	6,757	19,260
Elimination of intersegment revenues	(1,624)	(3,594)	(6,757)	(19,260)

Operating revenue	$206,661	$188,617	$568,003	$551,795

Earnings
Total segment earnings	$19,140	$22,480	$43,640	$46,751
Unallocated amounts:
Interest expense	(17,969)	(17,424)	(52,946)	(53,020)
Other, net	160	641	1,621	1,995
Gain on Sale of Watercom	11,418	—	11,418	—

Earnings (Loss) before income taxes, extraordinary items and cumulative effect of accounting change	$12,749	$5,697	$3,733	$(4,274)

NOTE 6.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    ACL had unpaid property additions of $6,100 at September 29, 2000 recorded as Other Current Liabilities.

NOTE 7.  CONTINGENCIES

    A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 8.  CHANGES IN ACCOUNTING STANDARDS

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning after January 1, 2001, but earlier application is encouraged. ACL plans to adopt statement No. 133 on January 1, 2001 and anticipates that the adoption will not have a significant effect on its consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. ACL is currently in compliance with the requirements of SAB 101.

NOTE 9.  GUARANTOR FINANCIAL STATEMENTS

    The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of September 29, 2000 and December 31, 1999 and the quarters and nine months ended September 29, 2000 and October 1, 1999.

Condensed Combining Statement of Earnings for the Quarter Ended September 29, 2000
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$194,511	$12,150	$—	$206,661
OPERATING EXPENSE
Materials, Supplies and Other	82,581	4,810	—	87,391
Rent	14,600	349	—	14,949
Labor and Fringe Benefits	38,937	1,958	—	40,895
Fuel	21,803	990	—	22,793
Depreciation and Amortization	12,714	1,847	—	14,561
Taxes, Other Than Income Taxes	6,340	592	—	6,932

	176,975	10,546	—	187,521

OPERATING INCOME	17,536	1,604	—	19,140
OTHER EXPENSE (INCOME)
Interest Expense	17,969	—	—	17,969
Interest Expense, Affiliate—Net	—	1,532	(1,532)	—
Other, Net	(1,062)	(630)	1,532	(160)
Gain on Sale of Watercom	(11,418)	—	—	(11,418)

	5,489	902	—	6,391

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	12,047	702	—	12,749
INCOME TAXES	55	3,339	—	3,394

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM	11,992	(2,637)	—	9,355
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	—	—	—	—

NET EARNINGS (LOSS)	$11,992	$(2,637)	$—	$9,355

Condensed Combining Statement of Earnings for the Quarter Ended October 1, 1999
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$175,647	$12,970	$—	188,617
OPERATING EXPENSE
Materials, Supplies and Other	70,585	4,434	—	75,019
Rent	10,857	439	—	11,296
Labor and Fringe Benefits	45,307	2,560	—	47,867
Fuel	12,354	714	—	13,068
Depreciation and Amortization	11,074	1,664	—	12,738
Taxes, Other Than Income Taxes	5,921	228	—	6,149

	156,098	10,039	—	166,137

OPERATING INCOME	19,549	2,931	—	22,480
OTHER EXPENSE (INCOME)
Interest Expense	17,424	—	—	17,424
Interest Expense, Affiliate—Net	—	1,320	(1,320)	—
Other, Net	(2,151)	190	1,320	(641)

	15,273	1,510	—	16,783

EARNINGS BEFORE INCOME TAXES	4,276	1,421	—	5,697
INCOME TAXES	81	376	—	457

NET EARNINGS	$4,195	$1,045	$—	$5,240

Condensed Combining Statement of Earnings for the Nine Months Ended September 29, 2000
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$540,886	$27,117	$—	$568,003
OPERATING EXPENSE
Materials, Supplies and Other	225,092	13,597	—	238,689
Rent	37,205	1,135	—	38,340
Labor and Fringe Benefits	116,848	5,857	—	122,705
Fuel	60,953	2,461	—	63,414
Depreciation and Amortization	35,861	5,503	—	41,364
Taxes, Other Than Income Taxes	18,915	936	—	19,851

	494,874	29,489	—	524,363

OPERATING INCOME (LOSS)	46,012	(2,372)	—	43,640
OTHER EXPENSE (INCOME)
Interest Expense	52,946	—	—	52,946
Interest Expense, Affiliate—Net	—	4,563	(4,563)	—
Other, Net	(4,198)	(1,986)	4,563	(1,621)
Gain on Sale of Watercom	(11,418)	—	—	(11,418)

	37,330	2,577	—	39,907

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	8,682	(4,949)	—	3,733
INCOME TAXES	95	4,089	—	4,184

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM	8,587	(9,038)	—	(451)
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	(734)	—	—	(734)

NET EARNINGS (LOSS)	$7,853	$(9,038)	$—	$(1,185)

Condensed Combining Statement of Earnings for the Nine Months Ended October 1, 1999
(Dollars in thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$518,286	$33,509	$—	$551,795
OPERATING EXPENSE
Materials, Supplies and Other	218,067	14,804	—	232,871
Rent	33,662	2,359	—	36,021
Labor and Fringe Benefits	130,888	7,495	—	138,383
Fuel	37,275	2,026	—	39,301
Depreciation and Amortization	33,928	4,258	—	38,186
Taxes, Other Than Income Taxes	19,723	559	—	20,282

	473,543	31,501	—	505,044

OPERATING INCOME (LOSS)	44,743	2,008	—	46,751
OTHER EXPENSE (INCOME)
Interest Expense	53,020	—	—	53,020
Interest Expense, Affiliate—Net	—	3,328	(3,328)	—
Other, Net	(5,178)	(145)	3,328	(1,995)

	47,842	3,183	—	51,025

LOSS BEFORE INCOME TAXES	(3,099)	(1,175)	—	(4,274)
INCOME TAXES	222	286	—	508

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(3,321)	(1,461)	—	(4,782)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—	(1,737)

NET LOSS	$(5,058)	$(1,461)	$—	$(6,519)

Condensed Combining Statement of Cash Flows for the Nine Months Ended September 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$7,853	$(9,038)	$—	$(1,185)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	38,157	5,503	—	43,660
Gain on Sale of Watercom	(11,418)	—	—	(11,418)
Other Operating Activities	(7,793)	(2,498)	—	(10,291)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,609)	1,100	—	(4,509)
Materials and Supplies	6,717	(508)	—	6,209
Accrued Interest	4,446	—	—	4,446
Other Current Assets	(9,469)	4,479	—	(4,990)
Other Current Liabilities	2,161	6,883	—	9,044

Net Cash Provided by Operating Activities	25,045	5,921	—	30,966
INVESTING ACTIVITIES
Property Additions	(17,566)	(1,420)	—	(18,986)
Purchase of Barging Assets	(31,500)	—	—	(31,500)
Proceeds from Property Dispositions	3,615	—	—	3,615
Proceeds from Sale of Watercom	13,600	—	—	13,600
Proceeds from Sale of Restricted Investment	25,288	—	—	25,288
Other Investing Activities	(2,720)	533	(822)	(3,009)

Net Cash Used in Investing Activities	(9,283)	(887)	(822)	(10,992)
FINANCING ACTIVITIES
Short Term Debt, Net Borrowings	8,000	—	—	8,000
Long Term Debt Repaid	(54,342)	(775)	775	(54,342)
Other Financing Activities	4,985	(47)	47	4,985

Net Cash Used in Financing Activities	(41,357)	(822)	822	(41,357)
Net (Decrease) Increase in Cash and Cash Equivalents	(25,595)	4,212	—	(21,383)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	—	30,841

Cash and Cash Equivalents at End of Period	$3,643	$5,815	$—	$9,458

Condensed Combining Statement of Cash Flows for the Nine Months Ended October 1, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(5,058)	$(1,461)	$—	$(6,519)
Adjustments to Reconcile Net Loss to Net Cash Provided by:
Depreciation and Amortization	36,103	4,258	—	40,361
Other Operating Activities	530	(1,374)	—	(844)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,616)	3,016	—	400
Materials and Supplies	(3,817)	(125)	—	(3,942)
Accrued Interest	(6,319)	—	—	(6,319)
Other Current Assets	9,509	(12,738)	—	(3,229)
Other Current Liabilities	(1,305)	(1,334)	—	(2,639)

Net Cash Provided by (Used in) Operating Activities	27,027	(9,758)	—	17,269
INVESTING ACTIVITIES
Property Additions	(34,511)	(9,554)	—	(44,065)
Proceeds from Property Dispositions	1,694	22	—	1,716
Other Investing Activities	(25,127)	74	20,422	(4,631)

Net Cash Used in Investing Activities	(57,944)	(9,458)	20,422	(46,980)
FINANCING ACTIVITIES
Debt Issued	988	—	—	988
Partner Distribution	(541)	—	—	(541)
Long-Term Debt Repaid	(2,115)	—	—	(2,115)
Cash Dividends Paid	—	(1,975)	1,975	—
Other Financing Activities	8,431	(23)	23	8,431
Borrowing from Affiliates	—	22,420	(22,420)	—

Net Cash Provided by Financing Activities	6,763	20,422	(20,422)	6,763
Net (Decrease) Increase in Cash and Cash Equivalents	(24,154)	1,206	—	(22,948)
Cash and Cash Equivalents at Beginning of Period	44,054	5,302	—	49,356

Cash and Cash Equivalents at End of Period	$19,900	$6,508	$—	$26,408

Condensed Combining Statement of Financial Position at September 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,643	$5,815	$—	$9,458
Accounts Receivable—Net	36,519	1,648	—	38,167
Materials and Supplies	34,634	2,784	—	37,418
Other Current Assets	27,354	656	—	28,010

Total Current Assets	102,150	10,903	—	113,053
PROPERTIES—NET	485,345	79,237	—	564,582
NET PENSION ASSET	24,052	—	—	24,052
OTHER ASSETS	124,245	1,150	(76,304)	49,091

Total Assets	$735,792	$91,290	$(76,304)	$750,778

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$37,864	$815	$—	$38,679
Accrued Payroll and Fringe Benefits	13,986	—	—	13,986
Deferred Revenue	16,588	—	—	16,588
Accrued Claims and Insurance Premiums	24,471	—	—	24,471
Accrued Interest	12,135	—	—	12,135
Current Portion of Long-Term Debt	10,099	—	—	10,099
Other Current Liabilities	52,980	11,948	—	64,928

Total Current Liabilities	168,123	12,763	—	180,886
LONG-TERM DEBT	656,366	66,620	(66,620)	656,366
PENSION LIABILITY	22,394	—	—	22,394
OTHER LONG-TERM LIABILITIES	22,496	2,223	—	24,719

Total Liabilities	869,379	81,606	(66,620)	884,365

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,438	44,943	(44,943)	161,438
Retained Deficit	(515,099)	(35,259)	35,259	(515,099)

Total Member's Deficit	(133,587)	9,684	(9,684)	(133,587)

Total Liabilities and Member's Deficit	$735,792	$91,290	$(76,304)	$750,778

Condensed Combining Statement of Financial Position at December 31, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$29,238	$1,603	$—	$30,841
Accounts Receivable—Net	31,660	2,748	—	34,408
Materials and Supplies	40,240	2,276	—	42,516
Restricted Investments	25,436	—	—	25,436
Other Current Assets	17,951	5,135	—	23,086

Total Current Assets	144,525	11,762	—	156,287
PROPERTIES—NET	476,420	83,357	—	559,777
NET PENSION ASSET	22,651	—	—	22,651
OTHER ASSETS	121,899	1,646	(86,164)	37,381

Total Assets	$765,495	$96,765	$(86,164)	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$38,496	$599	$—	$39,095
Accrued Payroll and Fringe Benefits	17,284	(2)	—	17,282
Deferred Revenue	10,548	—	—	10,548
Accrued Claims and Insurance Premiums	17,362	—	—	17,362
Accrued Interest	7,689	—	—	7,689
Current Portion of Long-Term Debt	28,730	—	—	28,730
Other Current Liabilities	47,245	4,861	—	52,106

Total Current Liabilities	167,354	5,458	—	172,812
LONG-TERM DEBT	684,077	67,395	(67,395)	684,077
PENSION LIABILITY	22,229	—	—	22,229
OTHER LONG-TERM LIABILITIES	23,907	5,143	—	29,050

Total Liabilities	897,567	77,996	(67,395)	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,768	44,989	(44,989)	161,768
Retained Deficit	(513,914)	(26,220)	26,220	(513,914)

Total Member's Deficit	(132,072)	18,769	(18,769)	(132,072)

Total Liabilities and Member's Deficit	$765,495	$96,765	$(86,164)	$776,096

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

American Commercial Lines LLC ("ACL") is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge construction, terminal and vessel repair services to American Commercial Barge Line LLC ("ACBL") and third parties. ACBL is the leading provider of river barge transportation throughout the inland waterways.

On October 24, 2000 ACL's 80 percent majority owned subsidiary, ACBL Hidrovias Ltd. ("ACBLH Ltd.") entered into an agreement with Ultrapetrol Bahamas Limited ("Ultrapetrol") to combine the inland river barge transportation divisions of ACBLH Ltd. and Ultrapetrol operating on the Parana/ Paraguay River system in South America. ACBLH Ltd. now has a 50% ownership interest in the newly formed, joint venture company, UABL Limited ("UABL"). UABL will operate 18 towboats and a combined fleet of 335 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

On September 6, 2000 ACL sold its 100% membership interest in Waterway Communications System LLC ("Watercom") to Mobex Network Services Company ("Mobex"). The sale of Watercom will not significantly affect ACL's expected future operating income or cash flow from operating activities.

On May 26, 2000 ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey Barge Line and other inland marine transport divisions of Conagra, Inc. ("Peavey"). This added more than 900 covered hopper barges to ACL's existing fleet of inland marine barges, raising the total number of vessels in ACL's fleet to approximately 5,300 barges.

RESULTS OF OPERATIONS

Quarter Ended September 29, 2000 Compared with Quarter Ended October 1, 1999

Operating Revenue.  Operating revenue for the quarter ended September 29, 2000 increased 10% to $206.7 million from $188.6 million for the quarter ended October 1, 1999. The revenue increase was primarily due to the acquisition of Peavey and favorable fuel price adjustments on certain long term, domestic barging contracts, partially offset by lower spot grain rates, lower coal contract rates, and reduced loads per barge reflecting reduced demand for export grain shipments.

Domestic barging revenue increased $18.6 million to $161.0 million due to the addition of Peavey revenue for the full quarter, increased freight rates from contract fuel adjustments and improved market rates for bulk, steel and liquid commodities. This was partially offset by a 10% reduction in market rates for grain freight, a reduction in the contract rate for one of ACL's electric utility customers and reduced loads per barge caused by shippers holding barges longer at loading and unloading facilities compared to the third quarter of 1999.

International revenues fell $0.8 million to $12.2 million due to reduced freight volumes attributable to an accident, unrelated to ACL's barging operation, at a major bauxite customer's unloading dock in Venezuela and lower rates in Argentina due to shorter haul movements, partially offset by increased tonnage shipped in Argentina. Revenue at Jeffboat LLC ("Jeffboat"), ACL's marine construction subsidiary, increased $0.7 million to $29.5 million primarily due to the completion of 5 more large capacity tankers for public sale in the third quarter of 2000 compared to the third quarter of 1999. The increased revenue from large tankers was partially offset by reduced hopper barge construction volume and slightly lower unit prices for hopper barges.

Operating Expense.  Operating expense for the quarter ended September 29, 2000 increased 13% to $187.5 million from $166.1 million in the third quarter of 1999. Domestic barging expense increased

$20.2 million to $146.3 million due to increased fuel prices and additional expenses from operating the Peavey barges, offset by reduced loads per barge. Fuel price before the effect of user tax and hedging was 85 cents per gallon in the third quarter of 2000 on a volume of 26.6 million gallons compared to 54 cents per gallon in the third quarter of 1999. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by contract rate adjustments. The hedging program covers roughly one fifth of ACL's fuel consumption. The net impact of rising fuel prices offset by contract adjustments and hedging is estimated to be a $1.7 million reduction in operating income vs. the year ago quarter. International barging expenses increased $0.7 million to $10.5 million due to the increased volume of shipments in Argentina. Jeffboat's expenses increased $0.9 million to $27.2 million due to the increased volume of large tankers completed versus the year ago quarter.

Operating Income.  Operating income for the quarter ended September 29, 2000 decreased 15% to $19.1 million from $22.5 million for the third quarter 1999, due to the reasons discussed above.

Interest Expense.  Interest expense for the third quarter of 2000 increased to $18.0 million from $17.4 million for the same period in 1999. The increase is due to higher base LIBOR rates on the Senior Credit Facilities partially offset by reduced amounts outstanding under those facilities.

Gain on Sale of Watercom.  The gain on the sale of ACL's membership interest in Watercom was $11.4 million. The gain results from a purchase price of $16.0 million, which consist of $13.6 million in cash and $2.4 million in Mobex preferred stock, less the total of ACL's net investment in Watercom and transaction related costs of $4.6 million.

Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change.  The earnings before income taxes, extraordinary item and the cumulative effect of accounting change was $12.7 for the third quarter 2000 compared to earnings of $5.7 million for the same period in 1999 due to the reasons discussed above.

Income Taxes.  Income taxes for the quarter were $3.4 million compared to $0.5 million in the third period of last year due to increases in accrued foreign income taxes for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change.  The earnings before extraordinary item and the cumulative effect of accounting change was $9.4 million for the third quarter 2000 compared to earnings of $5.2 million for the same period in 1999 due to the reasons discussed above.

Net Earnings.  Net earnings for the quarter was $9.4 million compared to earnings of $5.2 million in the same period last year due to the reasons discussed above.

Nine Months Ended September 29, 2000 Compared with Nine Months Ended October 1, 1999

ACL follows a 52/53-week fiscal year ending on the last Friday in December of each year. 2000 is a 52- week year compared to 1999, which was a 53-week year. The nine months ended September 29, 2000 was a 39-week time period compared to the nine months ended October 1, 1999 which was a 40-week time period.

Operating Revenue.  Operating revenue for the nine months ended September 29, 2000, increased 3% to $568.0 million from $551.8 million for the first nine months of 1999. The revenue increase was due to the the addition of the Peavey equipment and higher freight rates from domestic barging, partially offset by the reporting period being 39 weeks in 2000 compared to 40 weeks in 1999, lower contract coal rates, lower volumes from international operations and lower volumes at Jeffboat.

Domestic barging revenue increased $27.5 million to $432.5 million despite the effect of the shorter reporting period. The increase was due to higher contract freight rates from fuel adjustment clauses, the addition of the Peavey assets as of the end of May and higher market rates for bulk, steel and liquid commodities. Difficult operating conditions in the first nine months of 1999 also contributed to the favorable comparison. The favorable variance was partially offset by a lower rate for one of ACL's electric utility customers beginning in the second quarter of 2000.

Revenue at Jeffboat decreased $3.7 million to $93.5 million, reflecting lower sales of hopper barges to third party customers. International revenues decreased $6.4 million to $27.1 million. Lower revenue rates from ACL's Argentine based operation due to shorter hauls and lower volumes in Venezuela due to the customer's unloading dock accident combined to produce the shortfall.

Operating Expense.  Operating expense for the nine months increased 4% to $524.4 million from $505.0 million in 1999 due to the additional Peavey volume and higher fuel prices offset by the shorter reporting period, reduced Jeffboat volume and reduced volume in Venezuela.

Domestic barging expense rose $24.8 million to $399.0 million, primarily due to an average price of fuel, before user tax and hedging of 80 cents for the first nine months of 2000 compared to 45 cents for the same period last year. The net impact of rising fuel prices offset by contract adjustments and hedging is estimated to be a $5.3 million reduction in operating income vs. the year ago period. Jeffboat's expenses fell $3.1 million to $84.7 million due to lower hopper barge construction volumes and improved labor productivity. International barging expenses decreased $1.6 million to $29.3 million primarily due to reduced volume in Venezuela and the shorter reporting period.

ACL implemented a number of internal changes in the first nine months of 2000, including staff reductions which will result in cost savings of approximately $2 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were also implemented and will result in annual cost savings of $5 to $6 million. Management of ACL's tank barge cleaning facility at Baton Rouge has been assigned to a non-affiliated third party whose core business is barge cleaning. ACL is receiving a variable monthly fee that is linked to the facility's operating profit. Management of ACL's boat and barge repair yard in New Orleans and its fleeting facility in Mobile have also been assigned to non-affiliated third parties with ACL receiving monthly fees containing both fixed and variable components.

Operating Income.  Operating income for the nine months fell 7% to $43.6 million from $46.8 million for the same period in 1999, due to the foregoing factors.

Interest Expense.  Interest expense for the nine months decreased to $52.9 million from $53.0 million for the same period in 1999. The decrease is due to 39 weeks being recognized in the first nine months of 2000 compared to 40 weeks for the same period in 1999 and a reduced outstanding debt balance, partially offset by a higher base interest rate for the variable rate Senior Credit Facilities.

Gain on Sale of Watercom.  The gain on the sale of the membership interest in Watercom was $11.4 million. The gain results from a purchase price of $16.0 million, which consist of $13.6 million in cash and $2.4 million in Mobex preferred stock, less $4.6 million which is the total of ACL's net investment in Watercom and transaction related costs.

Earnings (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change.  The earnings before income taxes, extraordinary item and the cumulative effect of an accounting change was $3.7 million for the 2000 nine month period compared with a loss of $4.3 million for the same period in 1999, due to the reasons discussed above.

Income Taxes.  Income taxes for the nine months increased to $4.2 million from $0.5 million for last year's nine month period due to increases in accrued foreign taxes recognized for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Loss Before Extraordinary Item and Cumulative Effect of Accounting Change.  The loss before extraordinary item and the cumulative effect of an accounting change was $0.5 million for the 2000 nine month period compared with a loss of $4.8 million for the same period in 1999, due to the reasons discussed above.

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

Net Loss.  Net loss for the nine months was $1.2 million compared with a loss of $6.5 million for the same period in 1999, due to the foregoing factors.

Outlook

ACL's domestic barging revenue should continue to be ahead of the year ago period due to the addition of the Peavey assets, higher contract rates from fuel price adjustments and improved markets for bulk, steel and liquid commodities. Grain spot market rates for the last half of 2000 are expected to be below last year's rate levels, despite an improved crop harvest, due to increased holding of grain in storage.

The average price of fuel consumed by ACBL vessels is expected to remain consistent with current market prices resulting in a continued 30 to 40 cent higher price per gallon in the fourth quarter of 2000 compared to the fourth quarter of 1999. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 120 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses and a fuel-hedging program which provide protection for approximately 80% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources

As of September 29, 2000, ACL had outstanding indebtedness of $666.5 million, including $353.3 million drawn under two Term Loans, $8.0 million drawn under the revolving credit facility, $300.0 million aggregate principal amount of Senior Notes and other notes outstanding of $5.2 million, including a note in connection with the purchase of two formerly leased towboats. In addition, ACL had $2.4 million in outstanding capital lease obligations and had securitized $59.2 million of the trade receivables of two subsidiaries as of the end of the quarter.

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

The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios which could lead to an event of default and result in acceleration of the debt, higher interest rates or other adverse consequences. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

ACL's cash balance was $9.5 million as of September 29, 2000. Cash provided by operating activities totaled $31.0 million for the first nine months of 2000 compared to cash provided by operating activities of $17.3 million for the first nine months of 1999. The increase was primarily due to one additional interest payment being made on the Senior Notes during the first nine months of 1999 as a result of ACL's fiscal calendar and lower inventory levels at Jeffboat as of the end of the third quarter 2000 compared to the year ago period.

Capital expenditures are expected to be $49 million for 2000, including $20.3 million for Peavey property, approximately $17.2 million for marine and other equipment maintenance, and $11.5 million for the purchase of barges. As of September 29, 2000, a total of $45.4 million had been spent, including $20.3 million for Peavey property, $14.0 million for equipment maintenance, $10.0 million for the buyout of unfavorable-to-market barge lease obligations and $1.1 million for the purchase of two new tank barges. The purchase of the barge lease obligations will reduce barge charter expense in the year 2000 as compared to the year 1999. ACL is continuing to lease new construction equipment from third party investors and also assumed certain operating lease obligations from Peavey.

The most recent purchase of a barge lease obligation in the amount of $6.1 million is recorded as an unpaid property addition as of September 29, 2000. That amount is recorded as an Other Current Liability and is not included in Net Cash Used in Investing Activities on the Condensed Consolidated Statement of Cash Flows.

The $31.5 million cash outflow for the purchase of Peavey assets consisted of $20.3 million for Peavey property and $11.2 million for the purchase of favorable lease commitments and inventory. In addition ACL assumed a short-term capital lease with a present value obligation of $3.8 million as of acquisition date in connection with the Peavey purchase.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning January 1, 2001, but earlier application is encouraged. ACL plans to adopt statement No.133 on January 1, 2001 and anticipates that the adoption will not have a significant effect on its consolidated financial statements.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. ACL is currently in compliance with the requirements of SAB 101.

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

PART II
OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibits

    Exhibit 27.1 — Financial Data Schedule

  Reports on Form 8-K

    There were no reports on Form 8-K filed in the third quarter of 2000.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (Registrant)
Date:	November 13, 2000	By:	/s/ JAMES J. WOLFF
		Name:	James J. Wolff
		Title:	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

QuickLinks

INDEX
PART I FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combining Statement of Earnings for the Quarter Ended September 29, 2000 (Dollars in thousands)
Condensed Combining Statement of Earnings for the Quarter Ended October 1, 1999 (Dollars in thousands)
Condensed Combining Statement of Earnings for the Nine Months Ended September 29
Condensed Combining Statement of Earnings for the Nine Months Ended October 1
Condensed Combining Statement of Cash Flows for the Nine Months Ended September 29
Condensed Combining Statement of Cash Flows for the Nine Months Ended October 1
Condensed Combining Statement of Financial Position at September 29
Condensed Combining Statement of Financial Position at December 31
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II OTHER INFORMATION
SIGNATURE