Form 10-K405
period 2000-12-29
AMERICAN COMMERCIAL LINES LLC
filed 2001-03-29
CIK 1068078

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO                .

Commission file number 333-62227

AMERICAN COMMERCIAL LINES LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2106600 (IRS Employer Identification No.)
1701 East Market Street Jeffersonville, Indiana (Address of Principal Executive Offices)	47130 (Zip Code)

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

    As of March 29, 2001, the registrant had 100 membership interests outstanding.

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

    ACL has achieved significant growth through its acquisitions of SCNO Barge Lines, Inc. in 1988, Hines American Lines, Inc. in 1991, The Valley Line Company in 1992, Continental Grain Company's barging operations in 1996 and, in 2000, the assets of Peavey Barge Line and the assets of the other inland marine transport divisions of ConAgra, Inc. ("Peavey"). Pursuant to the Recapitalization Agreement, dated April 17, 1998, among CSX, Vectura Group Inc., a Delaware corporation now Vectura Group, LLC ("Vectura"), a Delaware limited liability company, ACL's parent American Commercial Lines Holdings LLC (the "Parent"), a Delaware limited liability company, ACL and National Marine, Inc., a Delaware corporation now National Marine LLC ("National Marine"), a Delaware limited liability company, the Parent completed a recapitalization in a series of transactions (the "Recapitalization") and combined the barging operations of Vectura, National Marine and their subsidiaries with that of ACL.

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

General

    ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction and terminal services. ACL, through its domestic barging subsidiary American Commercial Barge Line LLC ("ACBL"), is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL's position as a leader in South American barging was expanded on October 24, 2000, when an ACL 80% owned subsidiary, ACBL Hidrovias, Ltd. ("ACBLH") entered into an agreement with UP River (Holdings), Ltd. ("Ultrapetrol") to combine the inland river barge transportation divisions of Ultrapetrol and ACBLH which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the newly formed company, UABL

Limited ("UABL"). UABL operates 20 towboats and a combined fleet of 332 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

    At year end, ACBL's combined barge fleet was the largest in the United States, consisting of 3,959 covered and 580 open barges, used for the transportation of dry cargo, and 455 tank barges used for transportation of liquid cargo. ACBL's barge fleet is supported by the largest towboat fleet in the United States, consisting of 200 towboats at year end.

    ACBL has a strong and diverse customer base consisting of several of the leading industrial and agricultural companies in the United States. ACBL has numerous long-standing customer relationships, with 15 of its top 25 customers having been customers of ACBL for over 20 years. In many cases, these relationships have resulted in multi-year contracts with these customers. Certain long-term contracts provide for minimum tonnage or requirements guarantees, which allow ACBL to plan its logistics more effectively. Historically, a majority of ACBL's contracts for non-grain cargoes are at a fixed price, increasing the stability and predictability of operating revenue.

    ACL, through its Jeffboat LLC ("Jeffboat") subsidiary, designs and manufactures towboats and barges for ACBL, other ACL subsidiaries and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates ten river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for steel, bulk, liquid and other general commodity products moving between barge, truck and rail. Other terminal locations are owned or operated by Global Materials Services LLC ("GMS"), a joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party. Through its Louisiana Dock Company LLC ("LDC") subsidiary, ACL maintains facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL as well as to third-party customers.

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

    Over the past several years, ACL has been able to successfully complete and integrate multiple large acquisitions, including SCNO Barge Lines, Inc., Hines American Lines, Inc., The Valley Line Company, and the barging operations of Continental Grain Company, National Marine and Peavey. Based upon the success of these acquisitions, combined with ACL's ability to provide long-term, reliable service to its customers, ACL believes that it is particularly well-positioned to continue to grow through strategic acquisitions in its core business lines.

    In recent years, ACL also has become the leading provider of river barge transportation in South America. ACL conducts its international operations mainly through American Commercial Lines International LLC and its foreign subsidiaries, ACBL de Venezuela, C.A. and ACBL Hidrovias, Ltd. (collectively, "ACL International"), and through its investment in UABL. ACL International's fleet consisted at year end of six covered and 93 open hopper barges, three tankers, seven deck barges and six towboats. Through UABL, ACL International participates in the operation of an additional 267 covered hoppers, 40 open hopper barges, 25 tank barges and 20 boats. ACL International entered the South American market in 1993 by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL International's strategy has been to serve customers that require reliable, low-cost marine transportation abroad. ACL International works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL International has become the leading provider of barge transportation on the Orinoco River in Venezuela and, through UABL, the leading provider of barge transportation on the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Because demand for transportation in South America is expected to grow and there are several consolidation opportunities in the South American market, ACL International has the opportunity to broaden the scope of its operations over the long term.

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

    The barging industry uses two types of equipment to move freight: towboats, providing the power source, and barges, providing the freight capacity. Each standard dry cargo barge is capable of transporting approximately 1,500 tons of cargo with the most common tank barges being either 10,000 barrel or 30,000 barrel capacity. The combination of a towboat and barges is called a tow, and usually consists of one towboat and from 5 to 40 barges. The number of barges in a tow will depend upon the horsepower of the towboat, the river capacity and conditions, the load and empty mix of the tow, the direction of travel and the commodity carried.

    Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. ACL's management believes the consolidation process will continue. There are currently five major domestic barging companies that operate more than 1,000 barges. There are also 15 mid-sized operators that operate over 200 barges, and approximately 11% of the barging capacity remains in the hands of small carriers that operate fewer than 200 barges. As the industry continues to consolidate, ACL believes that it will be well-positioned to realize cost savings and synergies by merging smaller operators into its existing network.

COMPANY OPERATIONS

Domestic Barging

    In 2000, ACBL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel/other bulk commodities, grain, coal and liquids. ACBL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACBL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACBL's fleet consisted of 4,539 dry cargo hopper barges and 455 double-skinned tank barges. ACBL operated 1,489 of these dry cargo hopper barges and 46 of these tank barges pursuant to charter agreements. The charter agreements have expiration dates ranging from one to fifteen years. ACBL expects generally to be able to renew or replace such charter agreements as they expire. Although ACBL will not purchase a material number of new barges in the year 2001, ACBL has a program to renew its fleet through which certain third party lenders or entities will acquire new equipment from Jeffboat and lease that equipment to ACBL. ACBL anticipates that it will obtain 170 new barges through this program in the year 2001.

Domestic Fleet Profile By Barge Type(1)

		Average Age (Years)
	Number of Barges
Barge Types		ACBL	Industry
Covered Hoppers	3,959	17	15
Open Hoppers	580	24	13
Tankers	455	19	21

Total	4,994	18	16

(1)
Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

    In addition, ACBL operates 200 towboats with an average age of approximately 26 years. No comparative industry data is available with respect to towboats. Of ACBL's 200 towboats, 52 are operated by ACBL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to five years. ACBL expects to be able to renew such charter agreements as they expire.

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

Domestic Towboats By Horsepower(1)

Horsepower	Number of Towboats	Average Age (Years)
6,700-10,500	15	24
5,000-6,500	66	26
1,950-4,900	33	27
1,800 and below	86	26

Total	200	26

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

ACL Domestic Barging Operations By Commodity
(dollars and tonnage in millions)

	2000				1999				1998
	Revenue	%	Tonnage	%	Revenue	%	Tonnage	%	Revenue	%	Tonnage	%
Grain/Coal	$229	38.7	37.2	55.0	$219	39.5	37.6	55.2	$197	42.0	36.7	57.4
Bulk/Steel	153	25.8	22.1	32.7	137	24.7	21.5	31.6	134	28.6	21.6	33.8
Liquids	113	19.1	8.3	12.3	104	18.8	9.0	13.2	76	16.2	5.6	8.8
Other(1)	97	16.4	—	0.0	94	17.0	—	0.0	62	13.2	—	0.0

Total	$592	100.0	67.6	100.0	$554	100.0	68.1	100.0	$469	100.0	63.9	100.0

(1)
Includes towing and demurrage.

    To support its domestic barging operations, ACL maintains shore-based facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, including five towboat dry-docks and nine barge dry-docks.

International Barging

    ACL launched its international barging operations in South America in 1993. ACL International currently operates on the Orinoco River, with headquarters in Puerto Ordaz, Venezuela, and through UABL on the Parana/Paraguay River system, with headquarters in Buenos Aires, Argentina. South American operations generated 5% of ACL's 2000 operating revenue, and management expects revenues from South American operations to increase in the coming years. ACL International's expansion in South America has been accomplished by introducing new equipment and technology to the South American river systems, utilizing systems used in the United States, developing new processes to meet local requirements and through consolidation. ACL International expects to use its expertise to expand its barging operations into new regions.

International Fleet Profile By Barge Type (Excludes UABL)

Barge Types	Number of Barges	Average Age (Years)
Covered Hoppers	6	15
Open Hoppers	93	17
Tankers	3	28
Deck	7	8

Total	109	17

    At year end, ACL International operated 20 dry cargo barges pursuant to charter agreements with expiration dates of one year. ACL International expects generally to be able to renew such charter agreements as they expire. In addition, ACL International operated six towboats in South America.

Barge and Towboat Design and Manufacturing

    Jeffboat manufactures both towboats and barges for ACBL, ACL International and third-party customers primarily for inland river service, but also produces coastal and offshore equipment and other special purpose vessels such as cruise boats, casino boats, and U.S. Army Corps of Engineers vessels. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. In 2000, Jeffboat was the leading producer of inland barges in the United States, producing more than half of the new supply of inland barges for the barging industry.

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

Terminals

    ACL's terminal subsidiary, ACT, directly operates ten facilities located on the Inland Waterways at Guntersville, Alabama; Jeffersonville and Evansville, Indiana; Louisville, Kentucky; St. Louis, Missouri; Omaha (two sites) and Nebraska City, Nebraska; and Memphis, Tennessee. GMS operates 16 terminal facilities at Decatur, Alabama (two sites); Osceola, Helena, Pine Bluff, West Memphis (two sites) and Ft. Smith (two sites), Arkansas; Chicago, Illinois; Industry, Pennsylvania (three sites); Memphis, Tennessee; Houston, Texas; and Vlissingen, Netherlands. GMS also operates six service operations at Battle Creek, Michigan; Cincinnati and Mingo Junction, Ohio; Follansbee and Brooklyn Junction, West Virginia; and Vancouver, Canada. The focus of ACT's operations is to support ACL's core barging business. As a result, ACT primarily pursues opportunities that fit well with ACBL's barging patterns, and the majority of the river tonnage moving through ACT terminals is transported by ACBL barges.

Customers

    ACBL's primary customers include many of the nation's major industrial and agricultural companies. ACBL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACBL's top 25 customers accounted for 51% of ACL's fiscal 2000 operating revenue. One customer, Cargill, Inc. accounted for more than 10% of ACL's fiscal 2000 consolidated operating revenue.

    ACBL operates a 24-hour planning center at its headquarters in Jeffersonville, Indiana to provide around-the-clock customer contact and planning capability. In addition to enhanced customer service, the planning center has improved communication between vessels and office staff for improved logistics and asset utilization.

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

    Competition within the barging industry for major commodity contracts is intense. There are a number of companies offering transportation services on the Inland Waterways. Carriers compete not only on the basis of commodity shipping rates, but also with respect to value-added services, including more convenient and flexible scheduling, more timely information and different equipment. ACL believes its vertical integration provides it with a competitive advantage. ACL utilizes its boat and barge repair and vessel fleeting facilities, Jeffboat's shipbuilding capabilities and ACT's geographically broad-based terminals to support its core barging business and to offer a combination of competitive pricing and high quality service to its customer base.

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

Properties

    ACL owns or operates numerous land-based facilities that support its overall marine operations. These facilities include a major construction shipyard, ten terminal facilities for cargo transfer and handling throughout the river system, 14 locations (which include 21 separate facilities and service operations) for the staging, fleeting, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 22 terminal facilities and service locations are operated by GMS.

    The significant ACL-owned facilities among these properties include:

  •
  The Jeffboat shipbuilding facility in Jeffersonville, Indiana is the largest single-site shipyard facility on the Inland Waterways. It is situated on 86 acres with 5,600 feet of frontage on the Ohio River across from Louisville, Kentucky. There are 38 buildings on the property comprising a total of 305,000 square feet under roof.

  •
  The LDC repair shipyard and office facility in Harahan, Louisiana is located on 59 acres of property along the Mississippi River immediately upstream from New Orleans. The facility includes several drydocks and a machine shop, warehouse and office facility. Although the day-to-day management of the Harahan facility has been assigned to a non-affiliated third party, LDC has retained ownership and control of the property and assets.

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

Jones Act

    The Jones Act is a federal cabotage law that restricts domestic marine transportation in the United States to vessels built and registered in the United States. Furthermore, the Jones Act requires that the vessels be manned by U.S. citizens and owned by U.S. citizens. For a limited liability company to qualify as a U.S. citizen for the purpose of domestic trade, 75% of the company's beneficial stockholders must be U.S. citizens. ACL presently meets all of the requirements of the Jones Act for its owned vessels.

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

  •
  Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA, regarding contamination at the former Dravo Mechling property in Seneca, Illinois. ACL has complied with the terms of the order, which requires performance of site sampling and certain remediation at the site. As a result of these remediation efforts, the site has been materially remediated, with the EPA providing a letter indicating that no further remediation will be required, and with ACL receiving approval of its remediation efforts from the State of Illinois.

  •
  Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. Currently, the EPA is conducting an environmental site assessment of this property.

  •
  A group of barge operators, including National Marine, had barges cleaned at the SBA Shipyard in Houma, Louisiana, which is now conducting voluntary environmental remediation. The SBA Shipyard owner who previously funded the cleanup effort has become insolvent and, as a result, the barge operators involved have formed a group to step in and conclude remediation. ACL assumed National Marine's liability in this matter pursuant to the Recapitalization.

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

  •
  ACBL has received notice from the EPA that it is a PRP at the State Marine of Port Arthur ("State Marine") and the Palmer Barge Line Superfund Sites in Port Arthur, Texas in regard to approximately 50 barges that were cleaned by State Marine and five barges cleaned by Palmer Barge Line for ACBL in the early 1980s. The EPA has requested that ACBL, and other potentially responsible companies, enter into negotiations for the performance of a Remedial Investigation and Feasibility Study, however, there has been no further action to pursue any response costs from ACBL as a PRP.

    Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

    As of December 29, 2000, ACL had reserves of approximately $1.3 million for environmental matters. ACL believes it has established reasonable and adequate reserves to cover its known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

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

Employees

    As of December 29, 2000, on a consolidated basis, ACL employed approximately 3,700 individuals. Of this total (in approximate numbers), 640 individuals were engaged in shore-side management and administrative functions, 2,000 individuals were employed as boat officers and crew members on its marine vessels, 990 individuals were engaged in production and repair activities at ACL's shipyard facilities, and 70 individuals were employed in production and hourly work activities at ACL's terminals. Approximately 900 of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 860) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union was renewed in 1998 for a term of three years. Approximately 90 of ACL's South American employees are represented by unions.

ITEM 2. PROPERTIES.

    The information with respect to ACL's properties appearing in Item 1 is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

    ACL is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. ACL believes that all material claims asserted under lawsuits of this description and nature are covered by insurance policies. ACL is not aware of any litigation that would be deemed material to the financial condition, results of operations or liquidity of ACL that is not covered by insurance coverages and policies, other than the environmental matters discussed in "Environmental Matters" included under Item 1 elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

    None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    ACL 's membership interests are not registered or traded on any stock exchange.

ITEM 6: SELECTED FINANCIAL DATA

	Fiscal Years Ended
	Dec. 29, 2000	Dec. 31, 1999	Dec. 25, 1998	Dec. 26, 1997	Dec. 27, 1996
	(Dollars in Thousands)
Statement of Earnings Data(1):
Operating revenue	$773,838	$739,136	$638,478	$618,233	$622,140
Operating expense	717,530	664,544	575,729	559,600	521,476
Operating income	56,308	74,592	62,749	58,633	100,664
Other (income) expense(2)	(10,368)	(3,048)	587	1,930	2,726
Interest expense	70,813	71,275	40,981	12,472	11,780
(Loss) Earnings before income taxes, extraordinary item and cumulative effect of accounting change	(4,137)	6,365	21,181	44,231	86,158
Income taxes (benefit)	4,263	1,658	(64,263)	18,287	28,733
Extraordinary item(3)	734	—	—	—	—
Cumulative effect of accounting change(4)	—	(1,737)	—	—	—
Net (loss) earnings	(9,134)	2,970	85,444	25,944	57,425
Other Operating Data:
Towboats (at period end)	206	204	201	145	148
Barges (at period end)	5,103	4,397	4,372	3,822	3,721
Tonnage (thousands, for period ended)	71,224	71,903	68,749	65,998	64,929
Other Financial Data:
EBITDA(5)	$117,503	$129,859	$116,457	$97,852	$135,419
Depreciation and amortization	56,014	51,222	46,337	41,149	37,481
Property additions	50,861	55,880	45,382	51,500	90,551
Net cash provided (used) by:
Operating activities	30,782	94,602	78,665	52,069	113,620
Investing activities	(24,192)	(59,156)	(62,572)	(49,300)	(93,655)
Financing activities	22,137	(53,961)	26,338	(20,128)	(52,484)
Statement of Financial Position Data:
Cash and cash equivalents	$59,568	$30,841	$49,356	$6,925	$24,284
Working capital	(107,354)	(16,525)	37,687	7,445	21,005
Properties—net	509,443	559,777	541,415	460,295	449,221
Total assets	787,538	776,096	838,530	640,138	667,095
Long-term debt, including current portion	658,055	712,807	758,900	48,230	52,714
Shareholder's equity/Member's deficit	(139,659)	(132,072)	(130,395)	299,501	292,557

(1)
ACL acquired Continental Grain Company's barging operations in 1996, the barging operations of National Marine, Inc. in 1998 and purchased Peavey in 2000. The results of operations and cash flows of these companies have been included from the date of the respective acquisition.
(2)
Includes $11,418 gain from the sale of Waterways Communications System LLC ("Watercom") in 2000.
(3)
ACL paid $734 for the early redemption premium on the Terminal Revenue bonds in 2000.
(4)
ACL adopted American Institute of Certified Public Accountants Statement of Position 97-3 in the first quarter 1999, with a cumulative effect adjustment of $1,737 in non-cash expense for workers' compensation second injury funds.
(5)
EBITDA represents earnings before interest, income taxes, depreciation, amortization and, in 2000, $734 of extraordinary loss, $3,688 of deferred profit, $11,418 of gain on sale of Watercom and $3,865 impairment loss on barges, and, in 1998, $7,958 of non-recurring, non-cash compensation expense related to the Recapitalization. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and securities analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. ACL understands that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See the historical financial statements of ACL and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. ACL supports its barging operations by providing marine vessel design and construction along with inter-modal cargo transfer services to ACBL and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, ACL International has become the leading provider of barge transportation services on the Orinoco River in Venezuela and, through UABL, on the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

    ACL derives its revenues primarily from the barge transportation of steel/other bulk commodities, grain, coal and liquids in the United States and South America. While ACL's customer base has remained relatively stable and certain of its operations provide steady rate levels and profit margins, its results of operations can be impacted by a variety of external factors. These factors include fluctuations in rates for shipping grain, which in turn affect rates for shipping other dry cargoes, weather and river conditions and fluctuations in fuel prices. Although revenues from ACL's international operations are typically denominated in U.S. dollars, its results could be impacted by currency fluctuations.

    ACL seeks to enter into multi-year contracts at fixed prices (with inflation-indexed escalation and fuel adjustment clauses) with its customers. Approximately 65% of contracts in effect as of December 29, 2000 were for periods of greater than one year.

    Due to less than anticipated financial results relating to poor river operating conditions in the domestic barging operation in the fourth quarter of 2000 and an adverse barging freight market largely due to the introduction of a genetically altered seed into the U.S. corn supply, ACL sought and received an amendment to its Senior Credit Facilities.

    Subject to the return of more favorable market and operating conditions and ACL's continued compliance under its Senior Credit Facilities and the amended financial covenants, ACL intends to continue to pursue a strategy of growth in its core business units. The historical pursuit of growth through strategic acquisitions has created value through synergies and economies of scale that have enhanced ACL's long term results of operations. ACL's previous acquisitions have included SCNO Barge Lines, Inc. in 1988, Hines American Lines, Inc. in 1991, The Valley Line Company in 1992, Continental Grain's barging operations in 1996 and National Marine's barging operations in 1998.

    On May 26, 2000, ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey Barge Line and other inland marine transport divisions of ConAgra, Inc. ("Peavey"). This added more than 900 covered hopper barges to ACL's existing fleet of inland marine barges.

    On September 6, 2000, ACL sold its 100% membership interest in Waterway Communications System LLC ("Watercom") to Mobex Network Services Company ("Mobex"). The sale of Watercom will not significantly affect ACL's expected future operating income or cash flow from operating activities.

    On October 24, 2000, an ACL 80% owned subsidiary, ACBL Hidrovias, Ltd. ("ACBLH") entered into an agreement with UP River (Holdings) Ltd. ("Ultrapetrol") to combine the inland river barge transportation divisions of ACBLH and Ultrapetrol which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the newly formed company, UABL Limited ("UABL"). UABL operates 20 towboats and a combined fleet of 332 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

    The size of ACL's combined domestic and international fleet over the past three years is as follows:

Domestic and International Fleet
(Number of Barges)

	December 29, 2000*	December 31, 1999	December 25, 1998
Barge Types
Covered hoppers	3,965	3,079	2,998
Open hoppers	673	839	895
Tankers	458	471	471
Deck Barges	7	8	8

Total	5,103	4,397	4,372

*
In addition ACL operates 267 covered hoppers, 40 open hoppers and 25 tankers through its participation in UABL.

    The average age of ACL's domestic barge fleet is currently 18 years, compared with an industry average of 16 years. These barges have an expected life of approximately 25 to 30 years. In addition, ACBL operates 200 towboats domestically, with an average age of 26 years. ACL International operates 109 barges, with an average age of 17 years, six towboats and in addition, through UABL, 332 barges with an average age of 16 years and 20 towboats.

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

RESULTS OF OPERATIONS

Year Ended December 29, 2000 Compared With Year Ended December 31, 1999

    ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year. 2000 was a 52 week year compared with prior year 1999 of 53 weeks.

    Operating Revenue.  Operating revenue for the year ended December 29, 2000 increased 5% to $773.8 million from $739.1 million for the year ended December 31, 1999. The revenue increase was due to higher barge freight volumes as a result of the addition of Peavey and higher freight rates on certain domestic barging commodities largely due to the effect of contract, fuel price adjustment clauses. The increase was partially offset by lower contract coal freight rates, one less week in the reporting period and reduced revenue due to the sale of Watercom.

    Domestic barging revenue increased $37.9 million to $591.8 million despite the effect of the shorter reporting period. The increase is primarily due to increased volume as a result of the larger fleet, higher contract freight rates from fuel price adjustment clauses, higher market rates for bulk, steel and liquid commodities and adverse operating conditions in the prior year. The increase was partially offset by lost volume as a result of grain inspection delays in the fourth quarter of 2000 due to the introduction of a new type of genetically altered seed into the U.S. corn supply and the closure of the Illinois River due to ice in December 2000. Domestic fleet velocity was further reduced by customers holding barge equipment at loading and unloading ports for longer than usual during the second and third quarters of 2000. International revenues fell $0.1 million to $40.0 million as charter revenue from UABL offset volume shortfalls in Venezuela due to a customer's unloading dock accident. A large portion of the Venezuelan volume shortfall earlier in the year was recovered in the fourth quarter from cargo transfer revenue and increased freight volumes attributable to ACL's start up of a new crane barge cargo unloading facility. Revenue at Jeffboat, ACL's marine construction subsidiary, fell $0.3 million to $124.1 million, reflecting reduced hopper barge construction for third-party customers, offset by increased construction of tank barges. The profit portion of revenue from third party purchases of equipment that was subsequently leased to the barge operating division has been deferred and will be recognized over the life of the operating leases.

    Operating Expense.  Operating expense for the year ended December 29, 2000 rose 8% to $717.5 million from $664.5 million for the year ended December 31, 1999. Domestic barging expenses increased $51.8 million primarily due to operating the Peavey barges and higher fuel prices. Approximately 75% of the Peavey barges were rented under operating leases. This has the impact of disproportionately raising operating expense in relation to operating revenue as compared to the fleet prior to the addition of Peavey. Average fuel prices increased from 50 cents per gallon in 1999 to 84 cents per gallon in 2000. The increase in operating expense due to the change in fuel price from the prior year was $35 million. The net impact of rising fuel prices offset by contract revenue adjustments and hedging is estimated to be a $7 million reduction in operating income compared to the prior year. Record cold temperatures in the United States resulted in an unusual December closing of the Illinois River that also contributed to the increase in 2000 operating expenses. Operating expenses for 2000 include non-cash, non-recurring impairment loss on inactive barges of $3.8 million. Operating expenses for 1999 include non-recurring charges of $1.6 million for a partially deferred employment contract payment to a former ACL executive. International barging expenses fell $0.6 million to $39.1 million, largely due to the contribution of the Argentine based operation to UABL and lower barge freight volume in Venezuela. Jeffboat's expenses increased $3.8 million to $115.8 million, due to increased tank barge construction. The volume related increase was partially offset by improved productivity and lower steel prices.

    ACL implemented a number of changes in 2000, including staff reductions that resulted in cost savings of approximately $1 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were also implemented and resulted in annual cost savings of approximately $5 million. Management of ACL's tank barge cleaning facility at Baton Rouge has been contracted to a non-affiliated third party whose core business is barge cleaning. ACL is receiving a variable monthly fee that is linked to the facility's operating profit. Management of ACL's boat and barge repair yard in New Orleans and its fleeting facility in Mobile have also been contracted to non-affiliated third parties with ACL receiving monthly fees containing both fixed and variable components.

    Operating Income.  Operating income for the year decreased 25% to $56.3 million from $74.6 million for 1999, due to the reasons discussed above.

    Interest Expense.  Interest expense for 2000 decreased to $70.8 million from $71.3 million for the same period in 1999. The decrease is due to lower outstanding balances and lower LIBOR base interest on the Senior Credit Facility.

    Gain on Sale of Watercom.  The gain on the sale of the membership interest in Watercom was $11.4 million. The gain results from a purchase price of $16.0 million, which consist of $13.6 million in cash and $2.4 million in Mobex preferred stock, less $4.6 million, which was the total of ACL's net investment in Watercom and transaction related costs.

    (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change.  The loss before income taxes, extraordinary item and cumulative effect of accounting change for the year was $4.1 million compared to earnings of $6.4 million in 1999, due to the reasons discussed above.

    Income Taxes.  Income taxes for the year increased to $4.3 million from $1.7 million for 1999 due to additional withholding tax on foreign source income. ACL's domestic corporate subsidiaries, except ACL Capital Corp., were converted to limited liability companies as of June 30, 1998. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

    (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change.  The loss before extraordinary item and the cumulative effect of an accounting change was $8.4 million for 2000 compared with an earnings of $4.7 million for the same period in 1999, due to the reasons discussed above.

    Extraordinary Item—Loss on Early Extinguishment of Debt.  ACL recognized $0.7 million as an extraordinary loss in the second quarter of 2000 reflecting the redemption premium on the Terminal Revenue Refunding Bonds. This amount was paid out of an escrow account previously established as an irrevocable trust.

    Cumulative Effect of Accounting Change.  ACL recognized $1.7 million in non-cash expense related to a workers' compensation second injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in the first quarter of 1999.

    Net (Loss) Earnings.  Net loss for 2000 was $9.1 million compared to net earnings of $3.0 million in 1999, due to the reasons discussed above.

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

    Domestic barging revenue increased $84.9 million to $553.9 million primarily due to increased volumes as a result of the larger fleet. An increase in barge freight rates due to increased U.S. grain export demand also contributed to the positive results. The average freight rate per ton-mile increased 5%, increasing domestic revenue $15.0 million for the year, with most of the impact occurring in the last half of the year. These improvements were partially offset by lost volume as a result of the closure of the Illinois River and portions of the Upper Mississippi River due to ice in January, delays caused by major lock repairs during the third quarter, and reduced tonnage and slower speeds as a result of low water attributable to drought conditions in the last half of the year. Domestic fleet velocity was further reduced by customers holding barge equipment at loading and unloading ports for longer than usual during the last half of 1999. International revenues fell $7.3 million to $40.1 million, due to severe drought conditions along the Parana/Paraguay River system and the cancellation of a barge charter agreement in Venezuela. Revenue at Jeffboat, ACL's marine construction subsidiary, rose $27.5 million to $124.4 million, reflecting increased hopper barge construction for third-party customers, offset somewhat by reduced construction of tank barges.

    Operating Expense.  Operating expense for the year ended December 31, 1999 rose 15% to $664.5 million from $575.7 million in the year ended December 25, 1998. Domestic barging expenses increased $77.2 million primarily due to operating the larger fleet and because of the adverse operating conditions discussed above. Operating expenses for 1999 also include non-recurring charges of $1.6 million for a partially deferred employment contract payment to a former ACL executive. Operating expenses in 1998 include an $8.0 million non-cash, non-recurring compensation charge related to the Recapitalization, which was payable by CSX to certain executive officers of ACL. Average fuel prices increased from 46 cents per gallon in 1998 to 50 cents per gallon in 1999. International barging expenses fell $4.4 million to $39.7 million, largely due to drought related reduced volumes in the Argentine based operation and the cancellation of the charter agreement in Venezuela offset by higher wage rates and increased fringe benefit costs in Venezuela. Jeffboat's expenses increased $24.1 million to $112.0 million, due to increased barge construction. The volume related increase was partially offset by improved productivity and lower steel prices.

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

    Cumulative effect of Accounting Change.  ACL recognized $1.7 million in non-cash expense related to workers compensation, secondary injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3 in the first quarter of 1999.

    Net Earnings.  Net earnings for 1999 decreased to $3.0 million from $85.4 million in 1998, due to the reasons discussed above.

Outlook

    Domestic barging demand and spot rates for grain, bulk, steel and liquids are expected to improve in 2001 as compared to 2000 levels. The U.S. Department of Agriculture currently forecasts 2001 crop year corn exports of 2.0 billion bushels compared to 1.9 billion bushels in the 2000 crop year.

    In the first quarter of 2001, the average price of fuel consumed by ACBL vessels is expected to decrease $.03 per gallon over the fourth quarter of 2000 but still be $.18 per gallon higher than the first quarter of 2000. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 120 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses and a fuel-hedging program, which provide protection for approximately 70% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources

    As of December 29, 2000 ACL had outstanding indebtedness of $724.8 million, including $353.3 million drawn under two Term Loans and $300.0 million aggregate principal amount of Senior Notes. ACL had other notes outstanding, including a note in connection with the purchase of two formerly leased towboats, of $4.7 million at year end. In addition, ACL had $3.7 million in outstanding capital lease obligations and had securitized $56.0 million of the trade receivables of two subsidiaries.

    ACL also has available borrowings of up to $100.0 million under a Revolving Credit Facility. At the end of 2000, $17.9 million of letters of credit had been issued and $66.8 million revolving loans were outstanding. ACL had $59.6 million cash on deposit in bank accounts as of December 29, 2000.

    The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonal market conditions and other risk factors inherent in its business. These and other risk factors are discussed in and incorporated by reference from "Risk Factors," Exhibit 99.1, appended hereto.

    ACL completed an agreement with its lenders to amend the Senior Credit Facility effective December 29, 2000 through December 31, 2001 (Amendment No. 5). The amendment also adds a rent adjusted consolidated leverage ratio, a limitation on annual rent expense, reduces allowable capital expenditures, increases the interest rates on the Term Loans and the Revolving Credit Facility and requires a $40 million reduction of the Term Loans by October 30, 2001, to be funded primarily through the sale of assets. As a result of the $40 million required reduction in Term Loans, this amount has been classified as current portion of long-term debt on the consolidated statement of financial position. Other Notes in the amount of $4.3 million have also been reclassified to current debt due to a repayment transaction.

    Absent Amendment No. 5, ACL would not have complied with the consolidated leverage ratio and the consolidated interest coverage ratio covenants as defined in the Senior Credit Facility. This was due to less than anticipated fourth quarter 2000 financial results relating primarily to an adverse barging freight market. This adverse market was largely due to the introduction of a genetically altered seed into the U.S. Corn supply which caused terminal delays in barge unloading as well as harvest delays, and poor river operating conditions in the upper Midwest due to icing.

    Management has operating and financial plans in place to comply with the requirements of the amendment. Commitment letters to purchase assets of $40 million have been received, $20 million of which was received from Vectura. 2001 operational plans which allow the Company to comply with its debt covenants consider current market conditions and historical operational information. Management expects these plans to be realized; however, economic events or weather related conditions could occur and negatively impact the Company's ability to meet its plan for 2001. Subsequent to December 31, 2001, the covenant requirements revert to those specified in the original Senior Credit Facility which are more restrictive than the amended covenants. Certain covenants added in the amendment also become more restrictive. There is no assurance that the Company will be able to meet these covenant requirements in 2001 or 2002. Failure to meet these covenants could have a material adverse effect on the Company.

    Net cash provided by operating activities was $30.8 million, $94.6 million and $78.7 million for fiscal 2000, 1999 and 1998, respectively. The decrease in net cash from operating activities in 2000 compared with 1999 was primarily due to the $50.0 million provided by the initial sale of the trade receivables of two subsidiaries in 1999, the timing of cash disbursements related to accounts payable and the lower net earnings. The increase in net cash from operating activities in 1999 compared with 1998 was primarily due to the $50.0 million provided by the proceeds from the initial sale of the trade receivables of two subsidiaries in 1999, offset by the reduction in net earnings and one additional interest payment in 1999 due to the ending date of ACL's fiscal year.

    Net cash from operating activities was used primarily for capital expenditures and repayment of third-party debt. Net cash from operating activities also was used to pay cash dividends to CSX of $9.5 million in 1998.

    Capital expenditures were $57.0 million, $55.9 million and $45.4 million in 2000, 1999 and 1998, respectively. Cash expenditures included $48.0 million, $23.9 million and $13.5 million for domestic marine equipment and $2.9 million, $8.9 million and $21.0 million for foreign investments in 2000, 1999 and 1998, respectively. Expenditures in 2000 also include $6.1 million in additional capital lease obligations of which $3.7 million remains due at year-end.

    Of the $50.9 million in cash capital expenditures in 2000, $20.3 million was for Peavey property, $19.5 million was for equipment maintenance, $10.0 million was for the buyout of unfavorable to market lease obligations and $1.1 million was for the purchase of two new tank barges.

    The $31.5 cash outflow for the purchase of Peavey assets consisted of $20.3 million for Peavey property and $11.2 million for the purchase of favorable lease commitments and inventory. In addition, ACL assumed a short-term capital lease with a present value obligation of $3.8 million as of acquisition date in connection with the Peavey purchase.

    ACL expects capital expenditures in 2001 to be approximately $33 million primarily for fleet maintenance. Additional operating lease expense of approximately $5 million will be incurred to provide fleet replacement equipment.

    Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility. ACL currently plans to use excess cash provided by operations to pay down the Revolving Credit Facility and the Term Loans.

    ACL has various environmental liabilities that could have an impact on its financial condition and results of operations. These environmental matters are discussed in Item 1, "Legal Proceedings," contained herein.

Backlog

    ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $1,124 million and $1,070 million at December 29, 2000 and December 31, 1999, respectively. This backlog ranges from one to nine years with approximately 35% expected to be filled in 2001. The backlog for marine equipment was approximately $24 million and $38 million at December 29, 2000 and December 31, 1999, respectively. The backlog is one year with 100% expected to be filled in 2001. The reduction in backlog for public marine equipment is due to a general softening in demand for hopper barges.

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

Changes in Accounting Standards

    In December 1997, the AICPA issued Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" (SOP 97-3) which provides guidance on recognition, measurement, and disclosure of liabilities for guaranty-fund and certain other insurance- related assessments, including workers' compensation second-injury funds. SOP 97-3 is effective for fiscal years beginning after December 15, 1998. ACL adopted SOP 97-3 in the first quarter of 1999, with a cumulative effect adjustment of $1.7 million in non-cash expense.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning January 1, 2001, but earlier application is encouraged. ACL will adopt statement No.133 as of December 30, 2000. The adoption will not have a significant effect on its consolidated financial statements.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures have been included in Note 4 to the consolidated financial statements. This Statement is not expected to have a significant effect on its consolidated financial statements.

Forward Looking Statements

    This Annual Report on Form 10-K contains certain forward-looking statements about ACL's financial position and results of operations. These statements include words such as "believe", "expect", "anticipate", "intend", "estimate" or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans arenot historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

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

Fuel Price Risk.

    Fuel consumed in 2000 represented approximately 12% of ACL's operating expenses. Most of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk. In addition, ACL has entered into fuel rate swap agreements for short-term protection. As a result of ACL's fuel hedging strategy, it might not fully benefit from certain fuel price declines.

    Based on ACL's 2001 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact its annual operating income by approximately $0.3 million (compared to the 2000 projection of $0.2 million), after the effect of escalation clauses in long-term contracts and fuel rate swap agreements in place as of December 29, 2000. As of December 29, 2000, ACL had hedged approximately 9% of its projected 2001 fuel requirements using fuel rate swap agreements. ACL estimates that at December 29, 2000, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $0.8 million. As of December 31, 1999 ACL hedged approximately 21% of its fuel requirements and the fair value of ACL's fuel rate swap contracts would have changed by $1.2 million assuming a 10% change in per gallon fuel price. A discussion of ACL's accounting policies for fuel rate swaps is included in Note 10 to the consolidated financial statements.

Interest Rate and Other Risks.

    At December 29, 2000, ACL had $420.1 million of floating rate debt outstanding, which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $4.2 million annually. ACL had $382.0 million of floating rate debt outstanding at the end of its 1999 fiscal year, which represented the outstanding balance of the Senior Credit Facilities at that time. A 1% change in interest rates in 1999 would have changed interest expense by $3.8 million annually.

    On August 11, 2000, ACL entered into an interest rate cap agreement which limits ACL's base LIBOR to 7.5% on a notional amount of $201.8 million, corresponding to that amount of floating rate debt outstanding which is based on LIBOR. The agreement is designed to hedge ACL's exposure to future increases in market interest rates.

    At December 29, 2000, ACL had sold at a discount based upon commercial paper rates, $56.0 million of the accounts receivable of two subsidiaries. ACL has the right to repurchase these receivables. At this amount outstanding, a 1% change in the commercial paper rates would change other expense by $0.6 million annually. At December 31, 1999 ACL had sold at a discount based upon commercial paper rates, $50.0 million of the accounts receivable of two subsidiaries. At that time a 1% change in the commercial paper rates would have changed other expense by $0.5 million.

Foreign Currency Exchange Rate Risks.

    As in 1999, all of ACL's significant transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, ACL is affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, ACL's investments in foreign affiliates subject it to foreign currency exchange rate and equity price risks. Management does not consider its exposure to exchange rate risks to be material and considers its investments in foreign affiliates to be denominated in relatively stable currencies and of a long-term nature. Accordingly, ACL does not typically manage its related foreign currency exchange rate and equity price risks through the use of financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in Thousands)

	Fiscal Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
OPERATING REVENUE	$773,838	$739,136	$638,478
OPERATING EXPENSE
Materials, Supplies and Other	333,186	307,147	250,909
Rent	49,463	43,978	39,595
Labor and Fringe Benefits	163,251	182,225	167,580
Fuel	88,094	53,307	47,454
Depreciation and Amortization	56,014	51,222	46,337
Taxes, Other Than Income Taxes	27,522	26,665	23,854

	717,530	664,544	575,729

OPERATING INCOME	56,308	74,592	62,749
OTHER EXPENSE (INCOME)
Interest Expense	70,813	71,275	36,974
Interest Expense, Affiliate—Net	—	—	4,007
Other, Net	1,050	(3,048)	587
Gain on Sale of Watercom	(11,418)	—	—

	60,445	68,227	41,568

(LOSS) EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,137)	6,365	21,181
INCOME TAXES (BENEFIT)	4,263	1,658	(64,263)

(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(8,400)	4,707	85,444
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	(734)	—	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(1,737)	—

NET (LOSS) EARNINGS	$(9,134)	$2,970	$85,444

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in Thousands)

	Fiscal Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
OPERATING ACTIVITIES
Net (Loss) Earnings	$(9,134)	$2,970	$85,444
Adjustments to Reconcile Net (Loss) Earnings to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	59,076	54,039	47,737
Impairment of Barges	3,865	230	—
Gain on Sale of Watercom	(11,418)	—	—
Deferred Income Taxes	—	—	(70,091)
Proceeds from the Initial Sale of Accounts Receivable	—	50,000	—
Other Operating Activities	(6,580)	1,684	5,502
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,547)	5,146	8,990
Materials and Supplies	12,204	(2,903)	(12,762)
Accrued Interest	10,557	(14,834)	21,619
Other Current Assets	(3,715)	(2,136)	(9,210)
Due to Affiliates	—	—	(13,805)
Other Current Liabilities	(21,526)	406	15,241

Net Cash Provided by Operating Activities	30,782	94,602	78,665
INVESTING ACTIVITIES
Property Additions	(30,554)	(55,880)	(45,382)
Purchase of Barging Assets	(31,500)	—	—
Proceeds from Property Dispositions	4,089	2,133	9,675
Proceeds from Sale of Watercom	13,600	—	—
Purchase of Restricted Investments	—	—	(26,128)
Proceeds from Sale of Restricted Investments	25,288	—	216
Other Investing Activities	(5,115)	(5,409)	(953)

Net Cash Used in Investing Activities	(24,192)	(59,156)	(62,572)
FINANCING ACTIVITIES
Recapitalization Distribution	—	—	(695,000)
Issuance of Membership Interests	—	—	60,047
Short-Term Borrowings	66,750	—	—
Long-Term Debt Issued	—	—	735,000
Financing Costs	—	—	(27,000)
Partner Distribution	—	(541)	—
Long-Term Debt Repaid	(54,752)	(53,046)	(99,330)
Affiliate Debt Repaid	—	—	(11,200)
Cash Dividends Paid	—	—	(9,500)
Other Financing	10,139	(374)	(10,612)
Short Term Borrowing from Affiliates	—	—	83,933

Net Cash Provided by (Used in) Financing Activities	22,137	(53,961)	26,338
Net Increase (Decrease) in Cash and Cash Equivalents	28,727	(18,515)	42,431
Cash and Cash Equivalents at Beginning of Period	30,841	49,356	6,925

Cash and Cash Equivalents at End of Period	$59,568	$30,841	$49,356

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF FINANCIAL POSITION

(Dollars in Thousands)

	December 29, 2000	December 31, 1999
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$59,568	$30,841
Accounts Receivable, Net	42,828	34,408
Materials and Supplies	29,773	42,516
Restricted Investments	—	25,436
Other Current Assets	23,660	23,086

Total Current Assets	155,829	156,287
PROPERTIES—Net	509,443	559,777
NET PENSION ASSET	24,512	22,651
OTHER ASSETS	97,754	37,381

Total Assets	$787,538	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$29,730	$39,095
Accrued Payroll and Fringe Benefits	14,003	17,282
Deferred Revenue	12,011	10,548
Accrued Claims and Insurance Premiums	21,047	17,362
Accrued Interest	18,246	7,689
Short-Term Debt	66,750	—
Current Portion of Long-Term Debt	44,579	28,730
Other Current Liabilities	56,817	52,106

Total Current Liabilities	263,183	172,812
LONG-TERM DEBT	613,476	684,077
PENSION LIABILITY	21,389	22,229
OTHER LONG-TERM LIABILITIES	29,149	29,050

Total Liabilities	927,197	908,168

MEMBER'S DEFICIT
Member's Interest	220,074	220,074
Other Capital	163,315	161,768
Retained Deficit	(523,048)	(513,914)

Total Member's Deficit	(139,659)	(132,072)

Total Liabilities and Member's Deficit	$787,538	$776,096

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

CONSOLIDATED STATEMENT OF MEMBER'S DEFICIT/SHAREHOLDER'S EQUITY

(Dollars in Thousands)

	Outstanding Shares	Common Stock	Member's Interest	Other Capital	Retained Earnings (Deficit)	Total
Balance at December 27, 1997	1,001	$6,006	$—	$165,164	$128,331	$299,501
Net earnings					85,444	85,444
Cash dividends to CSX prior to the recapitalization					(9,500)	(9,500)
Distributions to CSX pursuant to the recapitalization					(20,768)	(20,768)
CSX Pension Plan spin-off				(23,893)		(23,893)
Cash distribution to CSX pursuant to the recapitalization					(695,000)	(695,000)
Contribution of capital by CSX				171,274		171,274
Recapitalization of ACL's assets and liabilities	(1,001)	(6,006)	155,000	(148,994)		—
Issuance of membership interests			65,047			65,047
Fees related to the recapitalization				(2,500)		(2,500)

Balance at December 25, 1998	—	—	220,047	161,051	(511,493)	(130,395)
Comprehensive Income:
Net earnings					2,970	2,970
Foreign Currency Translation				(337)		(337)

Total Comprehensive Income				(337)	2,970	2,633
Contribution of capital by CSX				1,054		1,054
Other					(4,850)	(4,850)
Issuance of membership interests			27			27
Cash distribution to partners					(541)	(541)

Balance at December 31, 1999	—	—	$220,074	$161,768	$(513,914)	$(132,072)
Comprehensive Loss:
Net loss					(9,134)	(9,134)
Foreign Currency Translation				(147)		(147)

Total Comprehensive Loss				(147)	(9,134)	(9,281)
Contribution of capital by CSX				1,694		1,694

Balance at December 29, 2000	—	$—	$220,074	$163,315	$(523,048)	$(139,659)

See accompanying Notes to Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

    The operations of American Commercial Lines LLC ("ACL") (formerly American Commercial Lines, Inc. which was converted to a limited liability company in the second quarter of 1998) include barge transportation together with related terminal, marine construction and repair along inland waterways. Barge transportation services include the movement of steel and other bulk products, grain, coal, and liquids in the United States and South America and account for the majority of ACL's revenues. Marine construction, repair and terminal services are provided to customers in marine transportation and other related industries in the United States. ACL has long term contracts with some customers.

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

Fiscal Year

    ACL follows an annual fiscal reporting period, which ends on the last Friday in December. The consolidated financial statements presented are for the fiscal years ended December 29, 2000 and December 31, 1999 and December 25, 1998.

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

Accounts Receivable

    Accounts Receivable consist of the following:

	2000	1999
Accounts Receivable	$28,653	$22,097
Note Receivable—ACLF (See Note 4)	15,332	14,601
Allowance for Doubtful Accounts	(1,157)	(2,290)

	$42,828	$34,408

    ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

Materials and Supplies

    Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	2000	1999
Raw Materials	$2,805	$7,975
Work in Process	9,764	16,989
Parts and Supplies	17,204	17,552

	$29,773	$42,516

Restricted Investments

    Restricted Investments were U.S. government obligations purchased and deposited into an escrow fund which were used to repay $24.4 million principal of the Terminal Revenue Bonds plus redemption premium and interest in 2000. ACL recognized $0.7 million as an extraordinary loss in 2000 due to the early redemption premium on the Terminal Revenue Bonds.

Properties

    Properties, at cost, consist of the following:

	2000	1999
Land	$12,813	$13,620
Buildings and Improvements	42,721	42,917
Equipment	800,041	833,013

	855,575	889,550
Less Accumulated Depreciation	346,132	329,773

	$509,443	$559,777

    Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 30 years. Depreciation expense was $53,457 in 2000, $49,779 in 1999 and $44,606 in 1998.

    Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. Fixed asset impairment losses of $3,865 and $230 were recorded in 2000 and 1999 respectively in Materials, Supplies and Other on the Consolidated Statement of Operations. These losses affect the barging segment. No impairment losses were recorded in 1998.

Global Materials Services LLC

    ACL's ownership interest in Global Materials Services LLC (GMS) was 50% at December 29, 2000 and at December 31, 1999. ACL accounts for this investment by the equity method. ACL's investment in GMS at December 29, 2000 and December 31, 1999 of $9,124 and $6,816 respectively, is included in other assets on the consolidated statement of financial position. Earnings related to ACL's investment in GMS for the year ended December 29, 2000 and December 31, 1999 were $1,138 and $1,341, respectively, and are included in other income in the consolidated statement of operations. During 2000, ACL contributed $500 in cash to GMS and converted $1,000 in GMS notes to equity. Other comprehensive loss related to ACL's investment in GMS for the year ended December 29, 2000 and December 31, 1999 was $329 and $337.

UABL Limited

    On October 24, 2000, ACL contributed certain assets to UABL Limited (UABL), an Argentine company. ACL accounts for it's 50% ownership in UABL by the equity method. ACL's investment in UABL of $49,686 at December 29, 2000, is included in other assets on the consolidated statement of financial position. ACL's loss of $1,440 net of minority interest of $400 at December 29, 2000 is included in other income in the consolidated statement of operations.

Debt Amortization

    ACL amortizes debt costs over the term of the debt. Amortization expense was $2,801 in 2000, $2,802 in 1999 and $1,540 in 1998 and is included in interest expense.

Revenue Recognition

    Barge transportation revenue is recognized proportionately as shipments move from origin to destination. Terminal, repair and other revenue is recognized as services are provided. Marine construction revenue and related expense is primarily recognized on the completed-contract method, due to the short-term nature of contracts. Revenue from sale/leaseback transactions is deferred and recognized over the life of the lease.

Comprehensive Income

    Accumulated other comprehensive loss was $484 at December 29, 2000 and $337 at December 31, 1999 related to foreign currency translation. The difference between net income and comprehensive income was not significant in 1998.

Reclassification

    Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2. BUSINESS COMBINATIONS

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

    The transactions described above have been accounted for as a recapitalizaiton of ACL with the National Marine Contribution accounted for by the purchase method of accounting. The purchase price of $5 million was less than the fair value of the tangible and intangible net assets acquired, which resulted in a reduction from fair value of long-term assets.

    If the recapitalization of ACL and the purchase of National Marine had occurred as of the beginning of 1997, the unaudited pro forma consolidated results of operations would have been:

1998
Operating revenue	$696,676
Operating income	66,908
(Loss) earnings before income taxes	(4,175)
Income taxes	4,827
Net (loss) earnings	(9,002)

    The unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the transaction been consummated at the beginning of the year proceeding the year of acquisition.

NOTE 3. PURCHASE AND DISPOSITION

    On May 26, 2000, ACL purchased certain barging assets of the Peavey Barge Line (Peavey) from ConAgra, Inc. for $31,500 in cash. The purchase price was financed with existing credit facilities and cash flows from operations. ACL also assumed $3.8 million in capital leases. The transaction has been accounted for under the purchase method of accounting. The results of operations from the Peavey barge assets are included in the accompanying consolidated financial statements since the date of purchase.

    ACL sold its 100% membership interest in Waterway Communications System LLC (Watercom) on September 6, 2000 to Mobex Communications, Inc. (Mobex) for $13,600 in cash and $2,400 in Mobex preferred stock. The sale resulted in a gain of $11,418. Cash proceeds were used to pay existing ACL debt.

NOTE 4. ACCOUNTS RECEIVABLE SECURITIZATION

    On December 30, 1999, ACL sold accounts receivables of two subsidiaries to a 100% owned subsidiary, American Commercial Lines Funding Corporation (ACLF). Simultaneously, ACLF entered into a three year accounts receivable securitization facility with a financial institution and its affiliate whereby ACLF can sell, on a revolving basis, an undivided interest in certain of its receivables and receive up to $50.0 million from an unrelated third party purchaser at a cost of funds linked to commercial paper rates plus a charge for administrative and credit support services. The facility was increased to $60.0 million in 2000. At December 29, 2000 and December 31, 1999, ACL had $56.0 million and $50.0 million, respectively, outstanding under the agreement and had $15.3 and $14.6 million, respectively, of net residual interest in the securitized receivables which is included in Accounts Receivable, Net in ACL's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2000, ACL received gross proceeds of $35.8 million from the sale of receivables and made gross payments of $29.0 million under the Agreement.

NOTE 5. DEBT

    Debt consists of the following:

	2000	1999
Revolving Credit Facility	$66,750	$—
$235 million Term Loan	191,001	206,500
$200 million Term Loan	162,328	175,500
$300 million Senior Notes	300,000	300,000
Terminal Revenue Facilities Refunding Bonds	—	24,400
Other Notes	4,726	6,407

	724,805	712,807
Less, short-term debt	66,750	—
Less, current portion long-term debt	44,579	28,730

	$613,476	$684,077

    ACL has a Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $100 million, maturing in June, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears an interest rate equal to LIBOR plus a margin based on ACL's performance. Borrowings on the facility at December 29, 2000 were $66,750 with an interest rate of 8.75%. The borrowing base was reduced by outstanding letters of credit of $17.9 million at December 29, 2000.

    The $235 million Term Loan matures in 2001 through 2007. The $200 million Term Loan matures in 2001 through 2006. The two Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rates at December 29, 2000 ranged from 9.5% to 9.6875% for the $235 million and 9.25% to 9.4375% for the $200 million term loans. Interest on the Term Loans is payable quarterly. The Senior Notes require no principal payments until maturity in 2008 and have a fixed interest rate of 10.25%. Interest is payable semi-annually. The Term Loans and Revolving Credit Facility are collateralized by most of ACL's assets. The Senior Notes are not collateralized. ACL has Other Notes totaling $4,726 which mature in 2002 with rates of 6.75% and 9.0%, of which $4,323 have been reclassified to current debt as a result of a repayment transaction.

    The Term Loans, Revolving Credit Facility, Indenture and one of the Other Notes contain a number of covenants including specified financial ratios. The Indenture also contains certain cross default provisions. ACL completed an agreement with its lenders to amend the Senior Credit Facility effective December 29, 2000 through December 31, 2001 (Amendment No. 5). The amendment also adds a rent adjusted consolidated leverage ratio, a limitation on annual rent expense, reduces allowable capital expenditures, increases the interest rates on the Term Loans and the Revolving Credit Facility and requires a $40 million reduction of the Term Loans by October 30, 2001, to be funded primarily through the sale of assets. As a result of the $40 million required reduction in Term Loans, this amount has been classified as current portion of long-term debt on the consolidated statement of financial position.

    Absent Amendment No. 5, ACL would not have complied with the consolidated leverage ratio and the consolidated interest coverage ratio covenants as defined in the Senior Credit Facility. This was due to less than anticipated fourth quarter 2000 financial results relating primarily to an adverse barging freight market. This adverse market was largely due to the introduction of a genetically altered seed into the U.S. corn supply which caused terminal delays in barge unloading as well as harvest delays, and poor river operating conditions in the upper Midwest due to icing.

    Management has operating and financial plans in place to comply with the requirements of the amendment. Commitment letters to purchase assets of $40 million have been received, $20 million of which was received from Vectura. 2001 operational plans which allow the Company to comply with its debt covenants consider current market conditions and historical operational information. Management expects these plans to be realized; however, economic events or weather related conditions could occur and negatively impact the Company's ability to meet its plan for 2001. Subsequent to December 31, 2001, the covenant requirements revert to those specified in the original Senior Credit Facility which are more restrictive than the amended covenants. Certain covenants added in the amendment also become more restrictive. There is no assurance that the Company will be able to meet these covenant requirements in 2001 or 2002. Failure to meet these covenants could have a material adverse effect on the Company.

    In June, 1998, ACL deposited $26.1 million into an escrow fund which, together with future income earned on such amount, was used to repay $24.4 million principal of the Terminal Revenue Refunding Bonds ("Revenue Bonds") plus redemption premium and interest in 2000.

    Long-term debt due in the next five years under the revised Term Loan agreement, the Senior Notes and Other Notes is $44,579 in 2001, $147 in 2002, $4,962 in 2003, $39,526 in 2004, $46,511 in 2005 and $522,330 thereafter.

NOTE 6. INCOME TAXES

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

    Components of income tax expense (benefit) follow:

	2000	1999	1998
Currently payable:
Federal	$—	$—	$819
State	37	(27)	306
Foreign	4,226	1,685	4,703

	4,263	1,658	5,828

Deferred:
Federal	—	—	1,784
State	—	—	106

	—	—	1,890
Reversal of previously established deferred income taxes resulting from change of tax status	—	—	(71,981)

	—	—	(70,091)

	$4,263	$1,658	$(64,263)

    Income tax computed at federal statutory rates reconciled to income tax expense (benefit) follows:

	2000	1999	1998
Tax at Federal Statutory Rate	$—	$—	$7,413
State Income Taxes, Net	37	(27)	239
Foreign Operations, Net	4,226	1,685	5,343
Tax effect of income taxable to member resulting from change in tax status	—	—	(4,120)
Reversal of previously established deferred income taxes resulting from change of tax status	—	—	(71,981)
Other	—	—	(1,157)

Total Income Tax Expense (Benefit)	$4,263	$1,658	$(64,263)

    The significant components of the tax effect of temporary differences of assets and liabilities as of December 29, 2000 and December 31, 1999 follow:

	2000	1999
Deferred Tax Assets:
Net operating carryforward of subsidiaries	$—	$6,605
Less valuation allowance for foreign net operating loss carryforwards	—	(6,605)

Net deferred tax liability	$—	$—

    Due to the investment in UABL Limited (See Note 1) in 2000, ACL no longer has net foreign operating loss carryforwards.

    ACL has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings as of December 29, 2000 and December 31, 1999 amounted to $5,314 and $4,208 respectively.

    The basis of assets and liabilities for financial reporting purposes is more than the tax basis of such assets and liabilities at December 29, 2000 and December 31, 1999 as follows:

	2000	1999
Assets:
Property & Equipment	$270,592	$270,047
Pension	24,499	22,907
Other Assets	2,500	1,333

	297,591	294,287
Liabilities:
Pension	21,376	23,506
Post-Retirement Benefits	17,352	17,683
Accrued Liabilities and Other	27,783	25,718

	66,511	66,907
Net	$231,080	$227,380

NOTE 7. EMPLOYEE BENEFIT PLANS

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

    A summary of the pension and post-retirement plan components at September 30 (valuation date) follows:

	Pension Benefits		Post-Retirement Plan
	2000	1999	2000	1999
Change in benefit obligation:
Benefit obligation, beginning of year	$(97,480)	$(104,360)	$(10,319)	$(11,692)
Service cost	(3,783)	(6,681)	(380)	(633)
Interest cost	(6,092)	(6,898)	(807)	(766)
Plan participants' contributions	—	—	(206)	(152)
Amendments	18,657	(1,171)	—	1,729
Actuarial (loss) gain	—	—	(480)	125
Liability gain	574	24,540	—	—
Benefits paid	4,074	3,680	1,031	1,070
Impact of merger of NMI Plan into ACL Plan	—	(6,590)	—	—

Benefit obligation, end of year	$(84,050)	$(97,480)	$(11,161)	$(10,319)

	Pension Benefits		Post-Retirement Plan
	2000	1999	2000	1999
Change in plan assets:
Fair value of plan assets at beginning of year	$114,446	$99,289	$—	$—
Actual return on plan assets	7,919	8,611	—	—
Employer contribution	14	2,246	825	918
Plan participants' contributions	—	—	206	152
Benefits paid	(4,074)	(3,681)	(1,031)	(1,070)
NMI Plan merger	—	7,981	—	—

Fair value of plan assets at end of year	$118,305	$114,446	$—	$—

Funded status:
Funded status	$34,255	$16,966	$(11,161)	$(10,319)
Unrecognized transition liability	—	(956)	—	—
Unrecognized net actuarial gain	(8,929)	(11,826)	(4,946)	(5,676)
Unrecognized prior service cost	(23,110)	(6,327)	(1,441)	(1,729)
Net claims during 4th quarter	—	—	196	202

Prepaid (accrued) benefit cost	$2,216	$(2,143)	$(17,352)	$(17,522)

Amounts recognized in the consolidated statement of financial position consist of:
Prepaid benefit cost	$24,512	$22,651	$—	$—
Accrued benefit liability	(22,614)	(24,922)	(17,352)	(17,522)
Other	318	128	—	—

Net amount recognized	$2,216	$(2,143)	$(17,352)	$(17,522)

Components of net periodic benefit cost

	Pension Plans			Post-Retirement Plan
	2000	1999	1998	2000	1999	1998
Service cost	$3,783	$6,682	$5,177	$380	$633	$558
Interest cost	6,092	6,898	6,301	807	767	759
Expected return on plan assets	(11,169)	(10,093)	(8,187)	—	—	—
Transition obligation amortization	(957)	(1,237)	(1,237)	—	—	—
Amortization of prior service costs	(1,875)	(609)	(738)	(288)	—	(339)
(Gain)/loss Amortization	(220)	167	113	—	—	—
Recognized net actuarial gain	—	—	—	(418)	(575)	(580)

Net periodic benefit cost	$(4,346)	$1,808	$1,429	$481	$825	$398

Weighted-average assumptions as of September 30

Discount rate	7.75%	7.75%	6.75%	7.50%	6.75%	7.50%
Expected return on plan assets	10.00%	10.00%	9.50%	NA	NA	NA
Rate of compensation increase	4.00%	5.00%	5.00%	NA	NA	NA

    The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 8.5% for 2000-2001, decreasing gradually to a 5.5% trend rate by 2007 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 29, 2000 and December 31, 1999 by $747 and $673, respectively, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2000 and 1999 by $123 and $149, respectively.

    ACL also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $1,456, $2,028 and $1,799 in 2000, 1999 and 1998, respectively.

    Certain employees are covered by union-sponsored, collectively-bargained, multi-employer defined benefit pension plans. Contributions to such plans, which are based upon union contracts, were approximately $84, $76 and $98 in 2000, 1999 and 1998, respectively.

NOTE 8. LEASE OBLIGATIONS

    ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2000 to 2015 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was approximately $49,463 in 2000, $43,978 in 1999 and $39,595 in 1998.

    At December 29, 2000 minimum future lease payments under non-cancelable operating leases total $43,776 for 2001, $34,246 for 2002, $28,919 for 2003, $26,012 for 2004, $20,285 for 2005 and $103,054 thereafter.

NOTE 9. RELATED PARTIES

    Prior to July 1, 1998, ACL was a wholly-owned subsidiary of CSX and participated in the CSX cash management plan. Under the plan, excess cash was advanced to CSX for investment and CSX made cash funds available to its subsidiaries as needed for use in their operations. The subsidiaries were charged for borrowings or compensated for investments based on returns earned by the plan portfolio. Interest expense related to ACL's borrowings from the plan was $1,052 in 1998. There was no interest expense from the plan in 1999 and 2000.

    ACL maintains insurance coverage which transfers substantially all risk of loss, subject to coverage limits, related to various personal injury and property damage claims, to an insurance company. Prior to July 1, 1998 ACL maintained coverage with an insurance company owned by CSX. Accordingly, loss reserve accruals for such claims are not required, except for per claim deductible amounts. ACL paid premiums of approximately $3,560 to a CSX affiliate during 1998. There were no premiums paid to CSX in 1999 and 2000.

    Included in Materials, Supplies and Other operating expenses are amounts related to a management service fee charged by CSX of $7,410 in 1998. There were no CSX management fees charged in 1999 and 2000. Also included is $1,070 in 1999 and $717 in 1998, for charter expense related to a new equipment charter effective July 1, 1998 with a subsidiary of CSX. The charter was bought out for $2,419 in 1999.

    In the third quarter of 1998, ACL recognized non-recurring non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    ACL's restricted investments, long-term debt and fuel hedge agreements are the only financial instruments with a fair value significantly different than their carrying amounts.

	2000		1999
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Restricted Investments	$—	$—	$25,436	$25,336
Interest Rate Cap	688	198	—	—
Liabilities:
Revolving Credit Facility	$66,750	$66,750	$—	$—
$235 million Term Loan	191,001	191,001	206,500	206,500
$200 million Term Loan	162,328	162,328	175,500	175,500
$300 million Senior Notes	300,000	392,157	300,000	312,500
Terminal Revenue Facilities Refunding Bonds	—	—	24,400	24,400
Other Notes	4,726	4,735	6,407	6,417
Off-balance sheet financial instruments:
Net unrealized gain on fuel hedge agreements	$—	$29	$—	$1,578

    The fair values of the Restricted Investments, Prepaid Rate Cap and Senior Notes payable are based on quoted market values. The carrying values of the Term Loans, all of which bear interest at floating rates, approximate their fair values. The fair value of the Terminal Revenue Refunding Bonds and the Other Notes have been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

    On August 11, 2000 ACL entered into an interest rate cap agreement which limits ACL's base LIBOR on a notional amount of $201.8 million to 7.5%, corresponding to that amount of floating rate debt outstanding which is based on LIBOR. The agreement is designed to hedge ACL's exposure to future increases in market interest rates.

    ACL enters into fuel rate swaps, to reduce the effects of fluctuations in fuel prices and does not use them for trading purposes. At December 29, 2000, ACL had fuel rate swap agreements with a major financial institution. Under these agreements, ACL will pay fixed prices ranging from $0.58 to

$1.00 per gallon. Since the agreements qualify as a hedge and correlate to price movement of fuel, any gains or losses resulting from market changes are recognized as fuel expense. As of December 29, 2000 there were 10,540,000 gallons remaining on the contract. The agreements terminate December 31, 2001. Because of the institution's high credit rating, management believes that these agreements do not present significant credit risk to ACL.

NOTE 11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Pursuant to the Recapitalization (see Note 2), CSX contributed to the capital of the Parent $163.3 million of existing debt, including a long-term loan with a principal balance of $67.2 million and short-term borrowings of $96.0 million. Additionally, ACL distributed to CSX $11.8 million of barges and $7.3 million in net assets in certain terminal operations. The NMI Contribution was financed through the issuance of $5.0 million of membership interests. ACL recorded a pension liability of $23.9 million and a corresponding charge to other capital as a result of the CSX Pension Plan spin-off (See Note 7). In the third quarter of 1998, ACL recognized non-recurring, non-cash compensation expense of $7,958 related to the recapitalization and payable by CSX to certain executive officers of ACL.

    Cash interest payments on debt amounted to $57,107, $84,084 and $13,715 in 2000, 1999 and 1998, respectively.

    ACL made income tax payments of $5,685 in 2000, $3,987 in 1999 and $15,479 in 1998.

NOTE 12. CONTINGENCIES

    A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 13. BUSINESS SEGMENTS

    ACL has two reportable business segments—barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets as well as external customers.

    Management evaluates performance based on segment earnings, which is defined as operating income, before income taxes and excluding the management services fee paid to CSX in 1998. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

    Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

	Reportable Segments
			All Other Segments
	Barging	Construction		Total
Year ended December 29, 2000
Revenues from external customers	$631,748	$124,068	$18,022	$773,838
Intersegment revenues	—	2,917	4,308	7,225
Depreciation expense	48,833	2,011	2,613	53,457
Segment earnings	44,243	8,318	3,747	56,308
Segment assets	698,446	52,704	36,388	787,538
Property Additions*	48,005	1,922	934	50,861

*
Barging includes $20,307 of purchased Barging Assets but excludes $6,163 of assets acquired by capital leases.

Year ended December 31, 1999
Revenues from external customers	$593,939	$124,423	$20,774	$739,136
Intersegment revenues	—	20,442	5,174	25,616
Depreciation expense	44,787	1,911	3,081	49,779
Segment earnings	57,670	12,387	4,535	74,592
Segment assets	646,613	60,990	68,493	776,096
Property Additions	52,387	1,790	1,703	55,880
Year ended December 25, 1998
Revenues from external customers	$516,422	$96,932	$25,124	$638,478
Intersegment revenues	—	15,844	4,741	20,585
Depreciation expense	39,397	1,837	3,372	44,606
Segment earnings	52,889	9,073	8,197	70,159
Segment assets	704,748	65,355	68,427	838,530
Property Additions	42,995	1,958	429	45,382

    Financial data for segments below the reporting thresholds are attributable to two operating segments—a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways. The segment providing voice and data communications was sold in 2000.

    The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

	2000	1999	1998
Revenues
Revenues from external customers	$773,838	$739,136	$638,478
Intersegment revenues	7,225	25,616	20,585
Elimination of intersegment revenues	(7,225)	(25,616)	(20,585)

Operating revenue	$773,838	$739,136	$638,478

Earnings
Total segment earnings	$56,308	$74,592	$70,159
Unallocated amounts:
Management service fee charged by CSX	—	—	(7,410)
Interest expense	(70,813)	(71,275)	(36,974)
Interest expense, affiliate—net	—	—	(4,007)
Other, net	(1,050)	3,048	(587)
Gain on Sale of Watercom	11,418	—	—

(Loss) Earnings before income taxes, extraordinary item and cumulative effect of accounting change	$(4,137)	$6,365	$21,181

Geographic Information

	Revenues			Properties—Net
	2000	1999	1998	2000	1999
United States	$733,870	$699,072	$591,080	$469,714	$476,419
South America	39,968	40,064	47,398	39,729	83,358

Total	$773,838	$739,136	$638,478	$509,443	$559,777

    Revenues are attributed to countries based on the location of the service provided. Properties represent the only long lived assets of ACL.

Major Customer

    Revenues from one customer of the barging segment represented approximately 14% in 2000, 14% in 1999 and 11% in 1998 of ACL's consolidated revenues.

NOTE 14. QUARTERLY DATA (UNAUDITED)

	2000 (as Restated)
	1st	2nd(1)	3rd(1)	4th	Total
Operating Revenue	$167,477	$193,458	$205,738	$207,165	$773,838
Operating Income	7,971	16,122	18,217	13,998	56,308
(Loss) Earnings Before Extraordinary Item	(8,097)	(2,116)	8,432	(6,619)	(8,400)
Net (Loss) Earnings	(8,097)	(2,850)	8,432	(6,619)	(9,134)
	1999
	1st	2nd	3rd	4th	Total
Operating Revenue	$173,217	$189,961	$188,617	$187,341	$739,136
Operating Income	4,316	19,955	22,480	27,841	74,592
(Loss) Earnings Before Cumulative Effect of Accounting Change	(12,810)	2,788	5,240	9,489	4,707
Net (Loss) Earnings	(14,547)	2,788	5,240	9,489	2,970
	1998
	1st	2nd	3rd	4th	Total
Operating Revenue	$116,811	$150,047	$180,601	$191,019	$638,478
Operating Income	6,008	11,184	10,269	35,288	62,749
Net Earnings (Loss)	682	71,980	(1,589)	14,371	85,444

(1)
The profit portion of revenue from third party purchases of equipment that was subsequently leased to the barge operating division has been deferred and will be recognized over the life of the operating leases.

  In order to comply with this accounting treatment, amounts in the second and third quarters were restated as follows:

	2nd	As Restated	3rd	As Restated
Operating Revenue	$193,865	$193,458	$206,661	$205,738
Operating Income	16,529	$16,122	19,140	18,217
(Loss) Earnings Before Extraordinary Item	(1,709)	(2,116)	9,355	8,432
Net (Loss) Earnings	(2,443)	(2,850)	9,355	8,432

    ACL's business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest.

    The year 2000 included a second quarter extraordinary item charge of $734 for the Terminal Bond redemption premium, the gain on the sale of Watercom of $11,418 is included in the third quarter and an impairment loss of $3,865 is included in the fourth quarter. The first quarter of 1999 includes a non-cash charge of $1,737 for the workers' compensation second-injury funds due to the adoption of Statement of Position (SOP) 97-3 as described in Note 15. The second quarter 1998 results include a one time tax benefit from the conversion of taxable corporations to limited liability companies. ACL's recapitalization and acquisition of National Marine both occurred on June 30, 1998 and are included in the third quarter 1998 results and quarters thereafter. The third quarter of 1998 includes non-recurring, non-cash compensation expense of $8 million related to the recapitalization and payable by CSX to certain officers of ACL.

NOTE 15. CHANGES IN ACCOUNTING STANDARDS

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

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. This statement is effective for ACL's financial statements for fiscal years beginning after January 1, 2001, but earlier application is encouraged. ACL will adopt statement No. 133 as of December 30, 2000. The adoption will not have a significant effect on its consolidated financial statements.

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

    In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. Additional disclosures have been included in Note 4 to the consolidated financial statements. This Statement is not expected to have a significant effect on its consolidated financial statements.

NOTE 16. GUARANTOR FINANCIAL STATEMENTS

    The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of December 29, 2000 and December 31, 1999 and for the fiscal years ended December 29, 2000, December 31, 1999 and December 25, 1998.

Combining Statement of Operations for the Year Ended December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$733,870	$39,968	$—	$773,838
OPERATING EXPENSE
Materials, Supplies and Other	313,589	19,597	—	333,186
Rent	48,033	1,430	—	49,463
Labor and Fringe Benefits	155,903	7,348	—	163,251
Fuel	85,159	2,935	—	88,094
Depreciation and Amortization	49,104	6,910	—	56,014
Taxes, Other Than Income Taxes	26,425	1,097	—	27,522

	678,213	39,317	—	717,530

OPERATING INCOME (LOSS)	55,657	651	—	56,308
OTHER EXPENSE (INCOME)
Interest Expense	70,813	—	—	70,813
Interest Expense, Affiliate—Net	0	6,029	(6,029)	0
Other, Net	(4,745)	(234)	6,029	1,050
Gain on Sale of Watercom	(11,418)	—	—	(11,418)

	54,650	5,795	—	60,445

EARNINGS (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM	1,007	(5,144)	—	(4,137)
INCOME TAXES	176	4,087	—	4,263

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM	831	(9,231)	—	(8,400)
EXTRAORDINARY ITEM—LOSS ON EARLY EXTINGUISHMENT OF DEBT	(734)	—	—	(734)

NET EARNINGS (LOSS)	$97	$(9,231)	$—	$(9,134)

Combining Statement of Operations for the Year Ended December 31, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$699,072	$40,064	$—	739,136
OPERATING EXPENSE
Materials, Supplies and Other	288,364	18,783	—	307,147
Rent	41,232	2,746	—	43,978
Labor and Fringe Benefits	172,728	9,497	—	182,225
Fuel	50,782	2,525	—	53,307
Depreciation and Amortization	45,066	6,156	—	51,222
Taxes, Other Than Income Taxes	25,910	755	—	26,665

	624,082	40,462	—	664,544

OPERATING INCOME (LOSS)	74,990	(398)	—	74,592
OTHER EXPENSE (INCOME)
Interest Expense	71,275	—	—	71,275
Interest Expense, Affiliate—Net	—	4,861	(4,861)	—
Other, Net	(7,005)	(904)	4,861	(3,048)

	64,270	3,957	—	68,227

EARNINGS (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,720	(4,355)	—	6,365
INCOME TAXES	694	964	—	1,658

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	10,026	(5,319)	—	4,707
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(1,737)	—	—	(1,737)

NET EARNINGS (LOSS)	$8,289	$(5,319)	$—	$2,970

Combining Statement of Operations for the Year Ended December 25, 1998
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$591,080	$47,398	$—	$638,478
OPERATING EXPENSE
Materials, Supplies and Other	228,756	22,153	—	250,909
Rent	35,831	3,764	—	39,595
Labor and Fringe Benefits	158,331	9,249	—	167,580
Fuel	44,199	3,255	—	47,454
Depreciation and Amortization	41,504	4,833	—	46,337
Taxes, Other Than Income Taxes	23,691	163	—	23,854

	532,312	43,417	—	575,729

OPERATING INCOME	58,768	3,981	—	62,749
OTHER EXPENSE (INCOME)
Interest Expense	36,974	—	—	36,974
Interest Expense, Affiliate—Net	4,007	3,715	(3,715)	4,007
Other, Net	(5,220)	2,092	3,715	587

	35,761	5,807	—	41,568

EARNINGS (LOSS) BEFORE INCOME TAXES	23,007	(1,826)	—	21,181
INCOME TAXES (BENEFIT)	(67,568)	3,305	—	(64,263)

NET EARNINGS (LOSS)	$90,575	$(5,131)	$—	$85,444

Combining Statement of Cash Flows for the Year Ended December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$97	$(9,231)	$—	$(9,134)
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	52,167	6,909	—	59,076
Impairment of Barges	3,865	—	—	3,865
Gain on Sale of Watercom	(11,418)	—	—	(11,418)
Other Operating Activities	(4,320)	(2,260)	—	(6,580)
Changes in Operating Assets and Liabilities:
Accounts Receivable	4,925	(7,472)	—	(2,547)
Materials and Supplies	12,469	(265)	—	12,204
Accrued Interest	10,557	—	—	10,557
Other Current Assets	(6,939)	3,224	—	(3,715)
Other Current Liabilities	(23,612)	2,086	—	(21,526)

Net Cash Provided by (Used in) Operating Activities	37,791	(7,009)	—	30,782
INVESTING ACTIVITIES
Property Additions	(27,817)	(2,737)	—	(30,554)
Purchase of Barging Assets	(31,500)	—	—	(31,500)
Proceeds from Property Dispositions	4,089	—	—	4,089
Proceeds from Sale of Watercom	13,600	—	—	13,600
Proceeds from Sale of Restricted Investments	25,288	—	—	25,288
Other Investing Activities	(15,537)	(1,536)	11,958	(5,115)

Net Cash Used in Investing Activities	(31,877)	(4,273)	11,958	(24,192)
FINANCING ACTIVITIES
Short-Term Borrowings	66,750	—	—	66,750
Long-Term Debt Repaid	(54,752)	—	—	(54,752)
Affiliate Debt Repaid	—	(12,560)	12,560	—
Cash Dividends Paid	—	(3,160)	3,160	—
Other Financing	10,139	1,694	(1,694)	10,139
Borrowing from Affiliates	—	25,984	(25,984)	—

Net Cash Provided by Financing Activities	22,137	11,958	(11,958)	22,137
Net Decrease in Cash and Cash Equivalents	28,051	676	—	28,727
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	—	30,841

Cash and Cash Equivalents at End of Period	$57,289	$2,279	$—	$59,568

Combining Statement of Cash Flows for the Year Ended December 31, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$8,289	$(5,319)	$—	$2,970
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	47,883	6,156	—	54,039
Impairment of Barges	230	—	—	230
Proceeds from the initial sale of accounts receivable	50,000	—	—	50,000
Other Operating Activities	3,723	(2,039)	—	1,684
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,983)	7,129	—	5,146
Materials and Supplies	(3,092)	189	—	(2,903)
Accrued Interest	(14,834)	—	—	(14,834)
Other Current Assets	10,890	(13,026)	—	(2,136)
Other Current Liabilities	3,934	(3,528)	—	406

Net Cash Provided by (Used in) Operating Activities	105,040	(10,438)	—	94,602
INVESTING ACTIVITIES
Property Additions	(46,564)	(9,316)	—	(55,880)
Proceeds from Property Dispositions	2,111	22	—	2,133
Other Investing Activities	(21,442)	279	15,754	(5,409)

Net Cash Used in Investing Activities	(65,895)	(9,015)	15,754	(59,156)
FINANCING ACTIVITIES
Partner Distribution	(541)	—	—	(541)
Long-Term Debt Repaid	(53,046)	(155)	155	(53,046)
Cash Dividends Paid	—	(6,700)	6,700	—
Other Financing Activities	(374)	189	(189)	(374)
Borrowing from Affiliates	—	22,420	(22,420)	—

Net Cash (Used in) Provided by Financing Activities	(53,961)	15,754	(15,754)	(53,961)
Net Decrease in Cash and Cash Equivalents	(14,816)	(3,699)	—	(18,515)
Cash and Cash Equivalents at Beginning of Period	44,054	5,302	—	49,356

Cash and Cash Equivalents at End of Period	$29,238	$1,603	$—	$30,841

Combining Statement of Cash Flows for the Year Ended December 25, 1998
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Earnings (Loss)	$90,575	$(5,131)	$—	$85,444
Adjustments to Reconcile Net Earnings (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	42,904	4,833	—	47,737
Deferred Income Taxes	(70,098)	7	—	(70,091)
Other Operating Activities	5,724	(222)	—	5,502
Changes in Operating Assets and Liabilities:
Accounts Receivable	10,941	(1,951)	—	8,990
Materials and Supplies	(12,905)	143	—	(12,762)
Accrued Interest	21,619	—	—	21,619
Other Current Assets	(17,905)	8,695	—	(9,210)
Due to Affiliates	(13,805)	—	—	(13,805)
Other Current Liabilities	13,202	2,039	—	15,241

Net Cash Provided by Operating Activities	70,252	8,413	—	78,665
INVESTING ACTIVITIES
Property Additions	(26,598)	(18,784)	—	(45,382)
Proceeds from Property Dispositions	9,526	149	—	9,675
Purchase of Restricted Investments	(26,128)	—	—	(26,128)
Sale of Restricted Investments	216	—	—	216
Other Investing Activities	(12,420)	1,624	9,843	(953)

Net Cash Used in Investing Activities	(55,404)	(17,011)	9,843	(62,572)
FINANCING ACTIVITIES
Recapitalization Distribution	(695,000)	—	—	(695,000)
Issuance of Membership Interests	60,047	—	—	60,047
Debt Issued	735,000	—	—	735,000
Financing Costs	(27,000)	—	—	(27,000)
Long-Term Debt Repaid	(99,330)	—	—	(99,330)
Affiliate Debt Repaid	(11,200)	(4,598)	4,598	(11,200)
Cash Dividends Paid	(9,500)	(4,345)	4,345	(9,500)
Other Financing Activities	(10,612)	14,786	(14,786)	(10,612)
Borrowings from Affiliates	83,933	4,000	(4,000)	83,933

Net Cash Provided by Financing Activities	26,338	9,843	(9,843)	26,338
Net Increase in Cash and Cash Equivalents	41,186	1,245	—	42,431
Cash and Cash Equivalents at Beginning of Period	2,868	4,057	—	6,925

Cash and Cash Equivalents at End of Period	$44,054	$5,302	$—	$49,356

Combining Statement of Financial Position at December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$57,288	$2,280	$—	$59,568
Accounts Receivable—Net	32,608	10,220	—	42,828
Materials and Supplies	28,883	890	—	29,773
Other Current Assets	24,823	(1,163)	—	23,660

Total Current Assets	143,602	12,227	—	155,829
PROPERTIES—NET	469,714	39,729	—	509,443
NET PENSION ASSET	24,512	—	—	24,512
OTHER ASSETS	141,534	51,128	(94,908)	97,754

Total Assets	$779,362	$103,084	$(94,908)	$787,538

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$28,536	$1,194	$—	$29,730
Accrued Payroll and Fringe Benefits	14,003	—	—	14,003
Deferred Revenue	12,011	—	—	12,011
Accrued Claims and Insurance Premiums	21,047	—	—	21,047
Accrued Interest	18,246	—	—	18,246
Short-term Debt	66,750	—	—	66,750
Current Portion of Long-Term Debt	44,579	—	—	44,579
Other Current Liabilities	50,918	5,899	—	56,817

Total Current Liabilities	256,090	7,093	—	263,183
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	86,700	(86,700)	—
LONG-TERM DEBT	613,476	—	—	613,476
PENSION LIABILITY	21,389	—	—	21,389
OTHER LONG-TERM LIABILITIES	28,066	1,083	—	29,149

Total Liabilities	$919,021	$94,876	$(86,700)	$927,197

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	163,315	46,820	(46,820)	163,315
Retained Deficit	(523,048)	(38,612)	38,612	(523,048)

Total Member's Deficit	(139,659)	8,208	(8,208)	(139,659)

Total Liabilities and Member's Deficit	$779,362	$103,084	$(94,908)	$787,538

Combining Statement of Financial Position at December 31, 1999
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$29,238	$1,603	$—	$30,841
Accounts Receivable—Net	31,660	2,748	—	34,408
Materials and Supplies	40,240	2,276	—	42,516
Restricted Investments	25,436	—	—	25,436
Other Current Assets	17,951	5,135	—	23,086

Total Current Assets	144,525	11,762	—	156,287
PROPERTIES—NET	476,420	83,357	—	559,777
NET PENSION ASSET	22,651	—	—	22,651
OTHER ASSETS	121,899	1,646	(86,164)	37,381

Total Assets	$765,495	$96,765	$(86,164)	$776,096

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$38,496	$599	$—	$39,095
Accrued Payroll and Fringe Benefits	17,284	(2)	—	17,282
Deferred Revenue	10,548	—	—	10,548
Accrued Claims and Insurance Premiums	17,362	—	—	17,362
Accrued Interest	7,689	—	—	7,689
Current Portion of Long-Term Debt	28,730	—	—	28,730
Other Current Liabilities	47,245	4,861	—	52,106

Total Current Liabilities	167,354	5,458	—	172,812
LONG-TERM DEBT	684,077	67,395	(67,395)	684,077
PENSION LIABILITY	22,229	—	—	22,229
OTHER LONG-TERM LIABILITIES	23,907	5,143	—	29,050

Total Liabilities	$897,567	$77,996	$(67,395)	$908,168

MEMBER'S DEFICIT
Member's Interest	220,074	—	—	220,074
Other Capital	161,768	44,989	(44,989)	161,768
Retained Deficit	(513,914)	(26,220)	26,220	(513,914)

Total Member's Deficit	(132,072)	18,769	(18,769)	(132,072)

Total Liabilities and Member's Deficit	$765,495	$96,765	$(86,164)	$776,096

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Managers
American Commercial Lines LLC

    In our opinion, based on our audits and the report of other auditors, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of American Commercial Lines LLC (ACL) at December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the ACL's management; our responsibility is to express an opinion on these financial statements, based on our audits. We did not audit the financial statements of Global Materials Services LLC (GMS), a fifty percent owned subsidiary, which statements constitutes 1% of total assets as of December 31, 1999 and 45% of net earnings for the fiscal year in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for GMS, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    As more fully described in Note 5, the Company completed an agreement with its lenders to amend its lending facility, which revised certain covenants through December 31, 2001 and added certain covenants. Absent this amendment, ACL would not have complied with the debt covenants at December 29, 2000. Management's plans to comply with these amended covenants are also described in Note 5.

PricewaterhouseCoopers LLP

Louisville, Kentucky
February 2, 2001, except for certain information contained in Note 5, as to which the date is March 28, 2001.

Schedule II—Valuation and Qualifying Accounts
(In Thousands)

	Balance at Beginning of Period	Charges to Expense	Other		Writeoffs	Balance at End of Period
2000:
Allowance for uncollectible accounts	$2,290	$194	—		$(1,327)	$1,157
Valuation allowance for foreign net operating loss carryforwards	$6,605	—	$6,605	(1)	—	—
1999:
Allowance for uncollectible accounts	$2,335	$813	$(591	)(2)	$(267)	$2,290
Valuation allowance for foreign net operating loss carryforwards	$4,186	$2,419	—		—	$6,605
1998:
Allowance for uncollectible accounts	$1,254	$1,055	$631	(3)	$(605)	$2,335
Valuation allowance for foreign net operating loss carryforwards	$1,715	$2,471	—		—	$4,186

(1)
Contribution of assets to UABL.

(2)
Securitization of accounts receivable.

(3)
Combination with National Marine.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There were no disagreements with accountants during 1999 or 2000.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

MANAGEMENT

Executive Officers of the Parent, ACL and/or its Subsidiaries; Board of Managers of the Parent

    The Executive Officers of ACL and/or its subsidiaries and the Parent are:

Executive Officers

Name	Age	Position
Michael C. Hagan	54	President and Chief Executive Officer
Paul S. Besson	47	Sr. Vice President—Human Resources and Corporate Services
James F. Farley	49	Sr. Vice President—Marketing Services
Robert W. Greene III	61	President—Jeffboat and American Commercial Terminals
Michael A. Khouri	51	Sr. Vice President—Transportation Services
Martin K. Pepper	47	Sr. Vice President—International
William N. Whitlock	59	Sr. Vice President—Logistic Services
James J. Wolff	43	Sr. Vice President—Finance/ Administration and Chief Financial Officer

    The members of the Board of Managers of the Parent (the "Board of Managers") are as follows.

Board of Managers of the Parent

Name	Age	Position
David Wagstaff III	62	Chairman
David H. Baggs	41	Member
Ellen M. Fitzsimmons	40	Member
Paul R. Goodwin	58	Member
Ernest A. Häberli	52	Member
Michael C. Hagan	54	Member
Richard L. Huber	64	Member
Richard E. Mayberry, Jr.	48	Member
James P. Peter	50	Member
David F. Thomas	50	Member

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

    Robert W. Greene III serves as President of Jeffboat and ACT. Mr. Greene began his career with ACL in 1968. In 1980 he was named President of Jeffboat and was appointed President—Chief Operating Officer of American Commercial Marine Service Company (now ACT) in 1986.

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

    David H. Baggs is Assistant Vice President—Corporate Treasury for CSX. He has held various finance and planning positions with CSX since 1985.

    Ellen M. Fitzsimmons is Senior Vice President—Law of CSX. She has served in various legal positions with CSX since 1991.

    Paul R. Goodwin is Vice Chairman and Chief Financial Officer of CSX. He has served in various executive positions with CSX since 1995. From February to April, 1995, he was Executive Vice President, Finance & Administration of CSX's principal subsidiary, CSX Transportation, Inc. ("CSXT"), which provides rail transportation services. Prior thereto he served as Senior Vice President—Finance of CSXT since 1991.

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

    Richard L. Huber has been Managing Director, Chief Executive Officer and Principal of the Latin American direct investment group Norte-Sur Partners and Senior Director of Kissinger McLarty Associates, a strategic advisory firm that assists international businesses since January 2001. Mr. Huber, has approximately forty years of investment and merchant banking, international business, and management experience, and was most recently Chief Executive Officer of Aetna, Inc. Before joining Aetna in 1995, he held executive positions with Chase Manhattan Bank, Citibank, Bank of Boston, and Continental Bank. Mr. Huber is also a Director of Perez Companc S.A., the largest publicly traded company in Argentina, and Chairman of UABL.

    Richard E. Mayberry, Jr. has been a Managing Director of Citicorp Capital Investors, Ltd. for over five years. Mr. Mayberry is currently a director of Brunner Mond Group plc and a number of private companies.

    James P. Peter is Vice President—Taxes for CSX. He has served in various executive positions with CSX since 1987.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

    The following table sets forth information concerning the annual and long-term compensation for services in all capacities to ACL, or its subsidiary companies or their predecessors for 1998 through 2000 of those persons who served as (i) the chief executive officer during 2000 and (ii) the other four most highly compensated executive officers for 2000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Long-Term Compensation
Annual Compensation
						Awards	Payouts
Other Annual Compen- Sation(2)
Name and Principal Position	Year	Salary	Bonus(1)			Securities Underlying Options(3)	LTIP Plan Payouts(4)	All Other Compen- sation(5)
Michael C. Hagan President and CEO	2000 1999 1998	$315,000 315,000 315,000	$0 767,525 885,178	(6) (6)	$9,240 11,065 7,580	N/A N/A 20,000	N/A N/A 112,664	$30,918 27,360 35,085
Daniel J. Marquitz Sr. Vice President—Marketing Services (Retired, 3/2000)	2000 1999 1998	$55,000 220,000 203,125	$300,000 707,459 474,186		$2,310 10,072 5,594	N/A N/A 11,000	N/A N/A N/A	$708,450 23,086 4,624
James F. Farley Sr. Vice President—Marketing Services (Appointed, 3/2000)	2000 1999 1998	$156,250	$40,000		$8,140	N/A N/A 4,300	N/A N/A N/A	$824
William N. Whitlock Sr. Vice President—Logistic Services	2000 1999 1998	$161,000 161,000 161,000	$0 332,157 379,157		$9,240 9,009 5,117	N/A N/A 9,000	N/A N/A N/A	$10,577 8,440 9,150
Michael A. Khouri Sr. Vice President—Transportation Services	2000 1999 1998	$159,500 152,000 145,400	$0 293,164 335,664		$9,240 9,540 9,010	N/A N/A 8,500	N/A N/A N/A	$3,189 1,180 1,546
James J. Wolff Sr. Vice President—Finance and CFO	2000 1999 1998	$155,000 155,000 144,000	$0 285,737 327,737		$9,240 9,540 8,340	N/A N/A 8,700	N/A N/A N/A	$2,475 694 1,757

(1)
No Named Executive Officer earned an ACL incentive award for 2000, however, Messrs. Marquitz and Farley were paid $300,000 and $40,000 bonuses, respectively, as part of employment agreements. 1999 Bonus amounts consist entirely of bonus payments paid by CSX in connection with the Recapitalization ("CSX Bonus Payments"). 1998 Bonus amounts include CSX Bonus Payments and ACL incentive awards of $767,525 and $117,653, respectively, for Mr. Hagan; $407,459 and $66,727, respectively, for Mr. Marquitz; $332,157 and $47,000, respectively for Mr. Whitlock; $293,164 and $42,500, respectively, for Mr. Khouri; and $285,737 and $42,000, respectively, for Mr. Wolff.

(2)
Consists of automobile payments only in 2000, and automobile payments and medical examinations in 1999 and 1998.

(3)
Represents options to acquire CSX Shares granted during 1998.

(4)
Long-term incentive plan payouts ("LTIP Plan Payouts") for 1998 represent the fair market value of $40.9688 per share of performance shares awarded for the 1996-1998 performance cycle on February 10, 1999, pursuant to the CSX 1987 Long-Term Performance Stock Plan. Mr. Hagan was the only ACL Named Executive Officer eligible to participate in 1998 LTIP Plan Payouts.

(5)
Amounts shown include the above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan and Mr. Whitlock. For 2000, those amounts were $22,013 for Mr. Hagan and $6,124 for Mr. Whitlock. Amounts shown also include life insurance premium payments made on behalf of the Named Executive Officers in the following amounts for 2000: for Mr. Hagan, $2,798, for Mr. Marquitz, $928, for Mr. Farley, $824, for Mr. Whitlock, $2,546, for Mr. Khouri, $1,282, and for Mr. Wolff, $568. Amounts shown also include matching contributions made by ACL in 2000 in conjunction with deferral of salary or bonus to a supplementary savings plan on behalf of Mr. Hagan of $4,200 and actual payment of the same by CSX pursuant to certain CSX supplementary savings plans for Mr. Marquitz of $707,522. Amounts shown also include payment for the provision of tax services for Messrs. Hagan, Whitlock, Khouri and Wolff in the amount of $1,907 for each in 2000.

(6)
Following the Recapitalization, CSX became obligated to pay Mr. Hagan certain benefits aggregating $3.75 million pursuant to an employment agreement.

    No Named Executive Officer received option grants in 2000.

    The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2000:

FISCAL YEAR END OPTION VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options At Fiscal Year-End (1) Exercisable/ Unexercisable (2)
Michael C. Hagan			94,002/23,331	$0/0
Daniel J. Marquitz			44,534/12,699	$0/0
James F. Farley			N/A	N/A
William N. Whitlock			42,466/10,500	$0/0
Michael A. Khouri	1,800	$10,350	40,654/8,782	$40,579/0
James J. Wolff			18,734/9,181	$0/0

(1)
Represents options to purchase CSX Shares.

(2)
Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $26.13, the mean value of CSX Shares on December 29, 2000.

    Each of the Named Executive Officers and certain other management employees of ACL are beneficiaries of a severance pay plan of ACL (the "Severance Plan") pursuant to which those employees under certain circumstances will receive either one year or two years' of base salary, bonus and benefits upon their termination of employment with ACL. This plan by its terms remained in effect until April 17, 2000. ACL also has a salary continuation plan (the "Salary Continuation Plan") whereby supplemental retirement benefits are paid as a function of final pay, some of which are paid in lieu of a former life insurance benefit.

    Prior to the Recapitalization, the Named Executive Officers, and other eligible employees, were beneficiaries of certain benefit plans established by CSX. ACL intends to continue these benefit plans, which consist of (i) a special retirement plan (the "Special Retirement Plan") whereby certain employees have certain additional compensation covered, and can obtain past or extra service credits for purposes of the qualified pension plan described below in the "Pension Plan Table;" and (ii) a supplementary savings plan (the "Supplementary Savings Plan") which permits deferrals of a portion of salary and bonus payments and matching contributions for those deferrals to negate the effect of Internal Revenue Code limits on qualified plan contributions.

Pension Plans

    The pension plan table provided below sets forth estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups.

PENSION PLAN TABLE(1)

	Years of Service
Five Consecutive Year Average Compensation
	15	20	25	30	35
$125,000	$27,396	$36,771	$46,146	$55,521	$64,896
150,000	32,875	44,125	55,375	66,625	77,875
175,000	38,354	51,479	64,604	77,729	90,854
200,000	43,833	58,833	73,833	88,833	103,833
225,000	49,313	66,188	83,063	99,938	116,813
250,000	54,792	73,542	92,292	111,042	129,792
275,000	60,271	80,896	101,521	122,146	142,771
300,000	65,750	88,250	110,750	133,250	155,750
325,000	71,229	95,604	119,979	144,354	168,729
350,000	76,708	102,958	129,208	155,458	181,708
375,000	82,188	110,313	138,438	166,563	194,688
400,000	87,667	117,667	147,667	177,667	207,667
425,000	93,146	125,021	156,896	188,771	220,646
450,000	98,625	132,375	166,125	199,875	233,625
475,000	104,104	139,729	175,354	210,979	246,604
500,000	109,583	147,083	184,583	222,083	259,583

(1)
Retirement benefits from ACL's funded and unfunded non-contributory Pension Plans are based on both length of service and compensation. The compensation covered by the Pension Plans is compensation paid by ACL to a participant on a regular monthly or annual salary basis, including bonuses or similar awards for personal services rendered in a position that is not under the scope of a labor agreement prior to 2000. Compensation items listed in the Summary Compensation Table covered by the Pension Plans are Base Salary and Bonus. (In the case of employees who elect to receive their Bonus in Company Stock, the amount of the Bonus for Pension Plan computations is the cash value of the Bonus prior to addition of the premium for receipt of Bonus in stock.) Benefits earned before February 1, 2000 are computed at the time of retirement under a defined benefit formula based on years of service and average salary and bonus for the highest 60 consecutive months of service, computed without regard to additional payments in stock. Benefits earned after February 1, 2000 are computed based on career-average base salary only. The Pension Plans provide for normal retirement at age 65 and, subject to certain eligibility requirements, early retirement beginning at age 55 is permitted with reduced pension payments.

  The above table sets forth the estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups. The normal form of the benefit is a straight-life annuity. As of April 1, 2001, the individuals named in the Summary Compensation Table had the following years of credited service: Mr. Hagan, 30.64 years; Mr. Marquitz, 8.86 years; Mr. Whitlock, 21.88 years; Mr. Wolff, 21.57 years; Mr. Khouri, 21.65 years; Mr. Farley, 8.86 years.

  The Internal Revenue Code imposes certain limitations on compensation and benefits payable from tax-qualified pension plans. Pension amounts in excess of such limitations are payable from the non- qualified Pension Plan, which is not funded.

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

Name of Beneficial Owner	Number of Non-Voting Senior Preferred Membership Interests	Percentage of Non-Voting Senior Preferred Membership Interests	Number of Non-Voting Junior Preferred Membership Interests	Percentage of Non-Voting Junior Preferred Membership Interests	Number of Non-Voting Senior Common Membership Interests	Percentage of Non-Voting Senior Common Membership Interests	Number of Non-Voting Junior Common Membership Interests	Percentage of Non-Voting Junior Common Membership Interests	Number of Voting Junior Common Membership Interests	Percentage of Voting Junior Common Membership Interests
399 Venture Partners, Inc.	—	—	4,480,824	44.5%	214,908	63.4%	47,059	48.2%	1,430	14.3%
CSX Corporation	11,500,000	100.0%	3,899,393	38.8%	—	—	30,389	31.1%	3,400	34.0%
Stuart Agranoff	—	—	—	—	—	—	—	—	1,500	15.0%
Steven Anderson	—	—	—	—	—	—	—	—	1,500	15.0%
James F. Farley	—	—	7,261	*	—	—	263	*	—	—
Michael C. Hagan	—	—	43,568	*	—	—	—	—	1,579	15.8%
Michael A. Khouri	—	—	14,523	*	—	—	405	*	121	1.2%
Richard E. Mayberry, Jr.	—	—	49,545	*	9,263	2.7%	750	*	22	*
David F. Thomas	—	—	148,636	1.5%	1,144	*	1,362	1.4%	41	*
David Wagstaff III	—	—	11,618	*	28,753	8.5%	422	*	31	*
William N. Whitlock	—	—	17,427	*	—	—	632	*	—	—
James J. Wolff	—	—	14,523	*	—	—	526	*	—	—
Board of Managers and Executive Officers as a Group	—	—	363,739	3.6%	10,407	3.1%	6,492	6.7%	1,763	17.6%

*
Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Affiliate Agreements

    ACL has entered into agreements or arrangements with CSX, subsidiaries of CSX and Vectura. These agreements and business arrangements are for the purpose of either providing or obtaining rail services for multi-modal transportation packages, real estate and office lease arrangements (of approximately $40,000 from CSX to ACL for certain office lease payments) and provision of certain transitional administrative services (of approximately $200,000 from ACL to CSX for transition services), as described herein. Also, ACL leases certain barges from JEM Transportation, Inc., which received payments from ACL in the amount of $347,700 in 2000. Daniel J. Marquitz, a former executive officer of ACL, is a principal in JEM Transportation, Inc.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)
Documents filed as part of this report:

(1)
Consolidated Financial Statements:

  Included in Part II of this report:

  Consolidated Statement of Operations, for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

  Consolidated Statement of Cash Flows, for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

  Consolidated Statement of Financial Position as of December 29, 2000 and December 31, 1999.

  Consolidated Statement of Member's Deficit/Stockholder's Equity, for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

  Notes to Consolidated Financial Statements, for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

  Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines LLC at December 29, 2000 and December 31, 1999 and for each of the three fiscal years in the period ended December 29, 2000.

(2)
Financial Statement Schedule

  Included in Part II of this report:

  Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3)
Exhibits

Exhibit No.	Description
†2.1	Recapitalization Agreement dated as of April 17, 1998 by and among CSX, Vectura, the Parent, ACL and National Marine (incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†3.1	Certificate of Formation of the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†3.2	Form of Certificate of Formation of ACL and the Subsidiary Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†3.3	Form of Limited Liability Company Agreement for the Subsidiary Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227) ).
†3.4	Amended and Restated Limited Liability Company Agreement of the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227) ).

†3.5	Amended and Restated Limited Liability Company Agreement of ACL (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†3.6	Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†3.7	By-laws of ACL Capital (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†4.1	Indenture dated as of June 30, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors and the United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†4.2	Purchase Agreement dated as of June 23, 1998 among ACL, ACL Capital and the Subsidiary Guarantors, Wasserstein Perella Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†4.3	Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors, Wasserstein Perella Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†4.4	Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
†10.1	Credit Agreement dated as of June 30, 1998 among ACL, the Parent, the Lenders (as defined therein) and The Chase Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*†10.2	Employment Agreement between ACL and Daniel J. Marquitz dated October 19, 1998 (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227) ).
*†10.3	Employment Agreement between CSX and Michael C. Hagan dated February 1, 1995 (incorporated by reference to Exhibit 10.3 of the registrant's 1998 Annual report on Form 10-K dated March 25, 1999 (Registration No. 333-62227) ).
*†10.4	Stock Purchase and Loan Plan, as amended (incorporated by reference to Exhibit 10.14 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1999 (File No. 333-28523)).
*†10.5	1987 Long-Term Performance Stock Plan, as amended (incorporated by reference to Exhibit 10.15 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1999 (File No. 333-28523)).
*†10.6	1985 Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies, as amended (incorporated by reference to Exhibit 10.16 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1999 (File No. 333-28523)).

*†10.7	Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated Companies, as amended (incorporated by reference to Exhibit 10.17 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1999 (File No. 333-28523)).
*†10.8	Special Retirement Plan of CSX Corporation and Affiliated Companies, as amended (incorporated by reference to Exhibit 10.18 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1999 (File No. 333-28523)).
*†10.9	Supplemental Retirement Plan of CSX Corporation and Affiliated Companies, as amended (incorporated herein by reference to Exhibit 10.19 of CSX's 1998 Annual Report on Form 10-K dated March 3, 1998 (File No. 333-28523) ).
*†10.10	American Commercial Lines, Inc. Severance Pay Plan (incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*†10.11	American Commercial Barge Line Company Salary Continuation Plan, as amended Plan (incorporated by reference to Exhibit 2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227) ).
*†10.12	Employment Agreement between ACL and David Wagstaff III dated June 25,1999 (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the period ending July 2, 1999 dated August 10, 1999 (File No. 333-62227)).
*†10.13	Consulting Agreement between ACL and David Wagstaff III dated October 1, 1999.
10.14	Amendment No. 1, Waiver and Agreement to Credit Agreement.
10.15	Amendment and Waiver No. 2 to Credit Agreement.
10.16	Consent and Waiver No. 3 to Credit Agreement.
10.17	Amendment No. 4, Consent and Waiver to Credit Agreement.
10.18	Amendment No. 5, Waiver and Agreement to Credit Agreement.
21.1	Subsidiaries of ACL.
99.1	Risk Factors.
99.2	Report of Arthur Anderson LLP, Independent Public Accountants, on the financial statements of Global Materials Services LLC for the year ended December 31, 1999.

†
Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
*
Management Contract or Compensatory Plan or Arrangement.
(b)
Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 29, 2000.
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

March 29, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

Name	Title
/s/ MICHAEL C. HAGAN Michael C. Hagan	President, Chief Executive Officer, and Member of Board of Representatives of the Parent (Principal Executive Officer)
/s/ JAMES J. WOLFF James J. Wolff	Senior Vice President—Finance and Administration, Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAVID WAGSTAFF III David Wagstaff III	Chairman of Board of Representatives of Parent
/s/ DAVID H. BAGGS David H. Baggs	Member of Board of Representatives of Parent
/s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Member of Board of Representatives of Parent
/s/ PAUL R. GOODWIN Paul R. Goodwin	Member of Board of Representatives of Parent
/s/ ERNEST A. HÄBERLI Ernest A. Häberli	Member of Board of Representatives of Parent

/s/ RICHARD L. HUBER Richard L. Huber	Member of Board of Representatives of Parent
/s/ RICHARD E. MAYBERRY, JR. Richard E. Mayberry, Jr.	Member of Board of Representatives of Parent
/s/ JAMES P. PETER James P. Peter	Member of Board of Representatives of Parent
/s/ DAVID F. THOMAS David F. Thomas	Member of Board of Representatives of Parent

INDEX TO EXHIBITS

Exhibit No.	Description
10.14	Amendment No. 1, Waiver and Agreement to Credit Agreement.
10.15	Amendment and Waiver No. 2 to Credit Agreement.
10.16	Consent and Waiver No. 3 to Credit Agreement.
10.17	Amendment No. 4, Consent and Waiver to Credit Agreement.
10.18	Amendment No. 5, Waiver and Agreement to Credit Agreement.
21.1	Subsidiaries of ACL
99.1	Risk Factors
99.2	Report of Arthur Anderson LLP, Independent Public Accounts, on the financial statements of Global Materials Services LLC for the year ended December 31, 1999

QuickLinks

PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6: SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENT OF CASH FLOWS
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
CONSOLIDATED STATEMENT OF MEMBERS DEFICIT/SHAREHOLDERS EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
Schedule II—Valuation and Qualifying Accounts (In Thousands)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
INDEX TO EXHIBITS