Form 10-Q
period 2001-03-30
AMERICAN COMMERCIAL LINES LLC
filed 2001-05-14
CIK 1068078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission file number 333-62227

AMERICAN COMMERCIAL LINES LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of Incorporation or Organization)

52-210660
(IRS Employer Identification No.)

1701 East Market Street
Jeffersonville, Indiana 47130
(Address of Principal Executive Offices)(Zip Code)

(812) 288-0100
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 30, 2001, the registrant had 100 membership interests outstanding.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

1. Condensed Consolidated Statement of Earnings for the
Quarters Ended March 30, 2001 and March 31, 2000	2

2. Condensed Consolidated Statement of Cash Flows for the
Quarters Ended March 30, 2001 and March 31, 2000	3

3. Condensed Consolidated Statement of Financial Position
At March 30, 2001 and December 29, 2000	4

4. Condensed Consolidated Statement of Member’s Deficit
At March 30, 2001, December 29, 2000 and December 31, 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	24

Signature	24

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Quarters Ended
	March 30, 2001	March 31, 2000
	(Unaudited)
OPERATING REVENUE	$ 173,098	$ 167,477

OPERATING EXPENSE
Materials, Supplies and Other	84,582	70,355
Rent	14,258	9,838
Labor and Fringe Benefits	40,185	41,237
Fuel	23,761	18,610
Depreciation and Amortization	14,190	13,163
Taxes, Other Than Income Taxes	6,556	6,303

	183,532	159,506

OPERATING (LOSS) INCOME	(10,434)	7,971

OTHER EXPENSE (INCOME)
Interest Expense	19,551	17,296
Other, Net	(470)	(1,357)

	19,081	15,939

LOSS BEFORE INCOME TAXES AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	(29,515)	(7,968)

INCOME TAXES	103	129

LOSS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(29,618)	(8,097)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(490)	--

NET LOSS	$(30,108)	$ (8,097)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Quarters Ended
	March 30, 2001	March 31, 2000
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(30,108)	$(8,097)

Adjustments to Reconcile Net Loss to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	14,945	13,867
Other Operating Activities	(1,088)	(2,739)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(9,949)	(803)
Materials and Supplies	(4,485)	(2,997)
Accrued Interest	(5,645)	7,876
Other Current Assets	(6,633)	1,950
Other Current Liabilities	22,851	(17,238)

Net Cash Used in Operating Activities	(20,112)	(8,181)

INVESTING ACTIVITIES
Property Additions	(4,991)	(8,121)
Proceeds from Property Dispositions	396	477
Other Investing Activities	(975)	(511)

Net Cash Used in Investing Activities	(5,570)	(8,155)

FINANCING ACTIVITIES
Short-Term Borrowings	8,216	--
Long Term Debt Repaid	(4,391)	(8,111)
Outstanding Checks Net of Deposits	(9,774)	4,208
Debt Costs	(3,262)	--
Other Financing	(210)	--

Net Cash Used in Financing Activities	(9,421)	(3,903)

Net Decrease in Cash and Cash Equivalents	(35,103)	(20,239)
Cash and Cash Equivalents at Beginning of Period	59,568	30,841

Cash and Cash Equivalents at End of Period	$ 24,465	$ 10,602

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in Thousands)

	March 30, 2001 (Unaudited)	December 29, 2000
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 24,465	$ 59,568
Accounts Receivable, Net	52,777	42,828
Materials and Supplies	34,258	29,773
Other Current Assets	30,294	23,660

Total Current Assets	141,794	155,829

PROPERTIES-Net	501,023	509,443
NET PENSION ASSET	24,903	24,512
OTHER ASSETS	100,557	97,754

Total Assets	$ 768,277	$ 787,538

LIABILITIES
CURRENT LIABILITIES

Accounts Payable	$ 47,472	$ 29,730

Accrued Payroll and Fringe Benefits	13,944	14,003

Deferred Revenue	15,694	12,011

Accrued Claims and Insurance Premiums	24,640	21,047

Accrued Interest	12,601	18,246

Short-Term Debt	75,000	66,750

Current Portion of Long-Term Debt	40,628	44,579

Other Current Liabilities	46,023	56,817

Total Current Liabilities	276,002	263,183

LONG-TERM DEBT	613,403	613,476
PENSION LIABILITY	20,648	21,389
OTHER LONG-TERM LIABILITIES	29,281	29,149

Total Liabilities	939,334	927,197

MEMBER’S DEFICIT

Member’s Interest	220,074	220,074

Other Capital	162,025	163,315

Retained Deficit	(553,156)	(523,048)

Total Member’s Deficit	(171,057)	(139,659)

Total Liabilities and Member’s Deficit	$ 768,277	$ 787,538

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
(Dollars in Thousands)

	Member’s Interest	Other Capital	Retained Earnings (Deficit)	Total

Balance at December 25, 1998	$ 220,047	$ 161,051	$(511,493)	$(130,395)

Comprehensive Income:

Net earnings	--	--	2,970	2,970

Foreign Currency Translation	--	(337)	--	(337)

Total Comprehensive Income	--	(337)	2,970	2,633

Contribution of capital by CSX	--	1,054	--	1,054

Other	--	--	(4,850)	(4,850)

Issuance of membership interests	27	--	--	27

Cash distribution to partners	--	--	(541)	(541)

Balance at December 31, 1999	220,074	161,768	(513,914)	(132,072)

Comprehensive Loss:

Net loss	--	--	(9,134)	(9,134)

Foreign Currency Translation	--	(147)	--	(147)

Total Comprehensive Loss	--	(147)	(9,134)	(9,281)

Contribution of capital by CSX	--	1,694	--	1,694

Balance at December 29, 2000	220,074	163,315	(523,048)	(139,659)

Cumulative effect of Accounting Change
as of December 30, 2000 (Unaudited)	--	(300)	--	(300)

Comprehensive Loss (Unaudited):

Net loss	--	--	(30,108)	(30,108)

Net Loss on Fuel Hedges designated and qualifying
as cash flow hedging instruments	--	(517)	--	(517)

Net Loss on Interest Rate Swaps designated
and qualifying as cash flow
hedging instruments	--	(408)	--	(408)

Foreign Currency Translation	--	(65)	--	(65)

Total Comprehensive Loss	--	(990)	(30,108)	(31,098)

Balance at March 30, 2001	$ 220,074	$ 162,025	$(553,156)	$(171,057)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC NOTES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company’s financial position at March 30, 2001 and December 29, 2000, the results of its operations and its cash flows for the quarters ended March 30, 2001 and March 31, 2000, such adjustments being of a normal recurring nature. Operating results for the quarter ended March 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 2000 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC’s (ACL’s) Form 10-K.

ACL’s fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 weeks ended March 30, 2001 and March 31, 2000, and the fiscal year (52 weeks) ended December 29, 2000.

NOTE 2. MATERIAL AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	2001	2000
Raw Materials	$ 3,687	$ 2,805
Work in Process	14,479	9,764
Parts and Supplies	16,092	17,204

	$34,258	$29,773

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 3. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fuel Price Risk Management. ACL uses forward fuel purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company’s forecasted diesel fuel needs for tow boat operations over the next one to twelve months.

ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133 “Accounting For Derivative Instruments and Hedging Activities”, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. ACL recognized a loss of $136 as a component of fuel expense due to the fuel hedges for the quarter ended March 30, 2001. The ineffective portion of these future agreements is determined based on the correlation between Gulf Coast Spot No. 2 Pipeline Fuel prices and ACL’s diesel fuel purchase prices, which was not material for the quarter ended March 30, 2001.

At March 30, 2001, the ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $17 million and a fair value of $517 (loss), which has been recorded in other current liabilities with the offset to other comprehensive income. The loss will be recognized in earnings within the next nine months.

Interest Rate Risk Management. ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202 million as of March 30, 2001 and is effective through August 11, 2003. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value represents a change in time value which is recorded as other expense (income) on the condensed consolidated statement of operations. For the quarter ended March 30, 2001 the entire change in fair value is due to time value and as such a loss of $106 is recorded in other expense (income).

ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $408 for these swaps in the quarter ended March 30, 2001.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 4. BUSINESS SEGMENTS

	Reportable Segments
	Barging	Construction	All Other Segments(1)	Total
Quarter ended March 30, 2001
Revenues from external customers	$ 146,281	$ 23,371	$3,446	$ 173,098
Intersegment revenues	--	655	4	659
Segment (loss) earnings	(11,657)	861	362	(10,434)

Quarter ended March 31, 2000
Revenues from external customers	$ 135,202	$ 26,777	$5,498	$ 167,477
Intersegment revenues	--	1,594	1,657	3,251
Segment earnings	3,344	2,965	1,662	7,971

The following is a reconciliation of ACL’s revenues from external customers and segment (loss) earnings to ACL’s consolidated totals.

	Quarters Ended
Revenues	March 30, 2001	March 31, 2000

Revenues
Revenues from external customers	$ 173,098	$ 167,477
Intersegment revenues	659	3,251
Elimination of intersegment revenues	(659)	(3,251)

Operating revenue	$ 173,098	$ 167,477

Earnings
Total segment (loss) earnings	$(10,434)	$ 7,971
Unallocated amounts:
Interest expense	(19,551)	(17,296)
Other, net	470	1,357

Loss before income taxes and cumulative effect of
accounting change	$(29,515)	$ (7,968)

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

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 5. RELATED PARTIES

ACL and Vectura Group LLC have invested equally in a new company named Vessel Leasing LLC (“Vessel Leasing”). ACL has recorded its $847 investment in Vessel Leasing in other assets at March 30, 2001. ACL also recorded a sale of barges to Vessel Leasing in the first quarter of 2001 along with $15.2 million in accounts receivable, net at March 30, 2001.

NOTE 6. CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 7. CHANGES IN ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-dominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. ACL adopted Statement No. 133 at the beginning of the first quarter of 2001 with a $29 non-cash gain to comprehensive income due to purchases of fuel contract futures, a $329 non-cash charge to comprehensive loss to recognize ACL’s share of Global Material Services’ comprehensive loss on interest rate swaps and a $490 non-cash charge to cumulative effect of accounting change for an interest rate cap.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. ACL is currently in compliance with the requirements of SAB 101.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. This Statement does not have a significant effect on its consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 8. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of March 30, 2001 and December 29, 2000 and for the quarters ended March 30, 2001 and March 31, 2000.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Combining Statement of Operations for the Quarter Ended March 30, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 167,126	$ 5,972	$ -	$ 173,098

OPERATING EXPENSE
Materials, Supplies and Other	79,830	4,752	--	84,582
Rent	13,898	360	--	14,258
Labor and Fringe Benefits	39,359	826	--	40,185
Fuel	23,832	(71)	--	23,761
Depreciation and Amortization	12,919	1,271	--	14,190
Taxes, Other Than Income Taxes	6,553	3	--	6,556

	176,391	7,141	--	183,532

OPERATING LOSS	(9,265)	(1,169)	--	(10,434)

OTHER EXPENSE(INCOME)
Interest Expense	19,551	--	--	19,551
Interest Expense, Affiliate - Net	--	1,554	(1,554)	--
Other, Net	(1,364)	(660)	1,554	(470)

	18,187	894	--	19,081

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(27,452)	(2,063)	--	(29,515)

INCOME TAXES	26	77	--	103

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(27,478)	(2,140)	--	(29,618)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(490)	--	--	(490)

NET LOSS	$(27,968)	$(2,140)	$ -	$(30,108)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Combining Statement of Operations for the Quarter Ended March 31, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 164,549	$ 2,928	$ -	$ 167,477

OPERATING EXPENSE
Materials, Supplies and Other	66,371	3,984	--	70,355
Rent	9,441	397	--	9,838
Labor and Fringe Benefits	39,624	1,613	--	41,237
Fuel	18,143	467	--	18,610
Depreciation and Amortization	11,340	1,823	--	13,163
Taxes, Other Than Income Taxes	6,139	164	--	6,303

	151,058	8,448	--	159,506

OPERATING INCOME (LOSS)	13,491	(5,520)	--	7,971

OTHER EXPENSE (INCOME)
Interest Expense	17,296	--	--	17,296
Interest Expense, Affiliate - Net	--	1,516	(1,516)	--
Other, Net	(1,580)	(1,293)	1,516	(1,357)

	15,716	223	--	15,939

LOSS BEFORE INCOME TAXES	(2,225)	(5,743)	--	(7,968)

INCOME TAXES	19	110	--	129

NET LOSS	$ (2,244)	$(5,853)	$ -	$ (8,097)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Combining Statement of Cash Flows for the Quarter Ended March 30, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(27,968)	$(2,140)	$ -	$(30,108)
Adjustments to Reconcile Net Loss to Net Cash
(Used in)Provided by Operating Activities:
Depreciation and Amortization	13,674	1,271	--	14,945
Other Operating Activities	(325)	(763)	--	(1,088)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,522)	573	--	(9,949)
Materials and Supplies	(4,363)	(122)	--	(4,485)
Accrued Interest	(5,645)	--	--	(5,645)
Other Current Assets	(9,468)	2,835	--	(6,633)
Other Current Liabilities	21,524	1,327	--	22,851

Net Cash (Used in) Provided by Operating Activities	(23,093)	2,981	--	(20,112)

INVESTING ACTIVITIES
Property Additions	(3,665)	(1,326)	--	(4,991)
Proceeds from Property Dispositions	396	--	--	396
Other Investing Activities	(132)	157	(1,000)	(975)

Net Cash Used In Investing Activities	(3,401)	(1,169)	(1,000)	(5,570)

FINANCING ACTIVITIES
Short-Term Borrowing	8,216	--	--	8,216
Long-Term Debt Repaid	(4,391)	--	--	(4,391)
Cash Dividends Paid	--	(1,000)	1,000	--
Outstanding Checks Net of Deposits	(9,774)	--	--	(9,774)
Debt Costs	(3,262)	--	--	(3,262)
Other Financing Activities	(210)	--	--	(210)

Net Cash Used in Financing Activities	(9,421)	(1,000)	1,000	(9,421)

Net Increase (Decrease) in Cash and Cash Equivalents	(35,915)	812	--	(35,103)
Cash and Cash Equivalents at Beginning of Period	57,289	2,279	--	59,568

Cash and Cash Equivalents at End of Period	$ 21,374	$ 3,091	$ -	$ 24,465

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Combining Statement of Cash Flows for the Quarter Ended March 31, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(2,244)	$(5,853)	$ -	$(8,097)
Adjustments to Reconcile Net Loss to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	12,044	1,823	--	13,867
Other Operating Activities	(1,150)	(1,589)	--	(2,739)
Changes in Operating Assets and Liabilities
Accounts Receivable	(2,728)	1,925	--	(803)
Materials and Supplies	(2,934)	(63)	--	(2,997)
Accrued Interest	7,876	--	--	7,876
Other Current Assets	(839)	2,789	--	1,950
Other Current Liabilities	(19,190)	1,952	--	(17,238)

Net Cash (Used in) Provided by Operating Activities	(9,165)	984	--	(8,181)

INVESTING ACTIVITIES
Property Additions	(7,602)	(519)	--	(8,121)
Proceeds from Property Dispositions	477	--	--	477
Other Investing Activities	(567)	258	(202)	(511)

Net Cash Used in Investing Activities	(7,692)	(261)	(202)	(8,155)

FINANCING ACTIVITIES
Long-Term Debt Repaid	(8,111)	(155)	155	(8,111)
Outstanding Checks Net of Deposits	4,208	--	--	4,208
Other Financing Activities	--	(47)	47	--

Net Cash Used in Financing Activities	(3,903)	(202)	202	(3,903)

Net (Decrease) Increase in Cash and Cash Equivalents	(20,760)	521	--	(20,239)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	--	30,841

Cash and Cash Equivalents at End of Period	$ 8,478	$ 2,124	$ -	$ 10,602

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Condensed Combining Statement of Financial Position at March 30, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 21,374	$ 3,091	$ --	$ 24,465
Accounts Receivable - Net	42,873	9,904	--	52,777
Materials and Supplies	33,246	1,012	--	34,258
Restricted Investments	--	--	--	--
Other Current Assets	34,293	(3,999)	--	30,294

Total Current Assets	131,786	10,008	--	141,794

PROPERTIES - NET	461,238	39,785	--	501,023
NET PENSION ASSET	24,903	--	--	24,903
OTHER ASSETS	141,521	50,831	(91,795)	100,557

Total Assets	$ 759,448	$ 100,624	$(91,795)	$ 768,277

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 46,158	$ 1,314	$ --	$ 47,472
Accrued Payroll and Fringe Benefits	13,944	--	--	13,944
Deferred Revenue	15,694	--	--	15,694
Accrued Claims and Insurance Premiums	24,640	--	--	24,640
Accrued Interest	12,601	--	--	12,601
Short-Term Debt	75,000	--	--	75,000
Current Portion of Long-Term Debt	40,628	--	--	40,628
Other Current Liabilities	38,735	7,288	--	46,023

Total Current Liabilities	267,400	8,602	--	276,002

LONG-TERM NOTE PAYABLE TO AFFILIATE	--	86,700	(86,700)	--

LONG-TERM DEBT	613,403	--	--	613,403
PENSION LIABILITY	20,648	--	--	20,648
OTHER LONG-TERM LIABILITIES	29,054	227	--	29,281

Total Liabilities	930,505	95,529	(86,700)	939,334

MEMBER’S DEFICIT
Member’s Interest	220,074	--	--	220,074
Other Capital	162,025	46,637	(46,637)	162,025
Retained Deficit	(553,156)	(41,542)	41,542	(553,156)

Total Member’s Deficit	(171,057)	5,095	(5,095)	(171,057)

Total Liabilities and Member’s Deficit	$ 759,448	$ 100,624	$(91,795)	$ 768,277

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 57,288	$ 2,280	$ -	$ 59,568
Accounts Receivable - Net	32,608	10,220	--	42,828
Materials and Supplies	28,883	890	--	29,773
Other Current Assets	24,823	(1,163)	--	23,660

Total Current Assets	143,602	12,227	--	155,829

PROPERTIES - NET	469,714	39,729	--	509,443
NET PENSION ASSET	24,512	--	--	24,512
OTHER ASSETS	141,534	51,128	(94,908)	97,754

Total Assets	$ 779,362	$ 103,084	$(94,908)	$ 787,538

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$ 28,536	$ 1,194	$ -	$ 29,730
Accrued Payroll and Fringe Benefits	14,003	--	--	14,003
Deferred Revenue	12,011	--	--	12,011
Accrued Claims and Insurance Premiums	21,047	--	--	21,047
Accrued Interest	18,246	--	--	18,246
Short-Term Debt	66,750	--	--	66,750
Current Portion of Long-Term Debt	44,579	--	--	44,579
Other Current Liabilities	50,918	5,899	--	56,817

Total Current Liabilities	256,090	7,093	--	263,183

LONG-TERM NOTE PAYABLE TO AFFILIATE	--	86,700	(86,700)	--
LONG-TERM DEBT	613,476	--	--	613,476
PENSION LIABILITY	21,389	--	--	21,389
OTHER LONG-TERM LIABILITIES	28,066	1,083	--	29,149

Total Liabilities	$ 919,021	$ 94,876	$(86,700)	$ 927,197

MEMBER’S DEFICIT

Member’s Interest	220,074	--	--	220,074
Other Capital	163,315	46,820	(46,820)	163,315
Retained Deficit	(523,048)	(38,612)	38,612	(523,048)

Total Member’s Deficit	(139,659)	8,208	(8,208)	(139,659)

Total Liabilities and Member’s Deficit	$ 779,362	$ 103,084	$(94,908)	$ 787,538

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

American Commercial Lines LLC (“ACL”) is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge construction, terminal and vessel repair services to American Commercial Barge Line LLC (“ACBL”) and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways.

On October 24, 2000 ACL entered into an agreement with Ultrapetrol Bahamas Limited (“Ultrapetrol”) to combine the inland river barge transportation divisions of the two companies operating on the Parana/Paraguay River system in South America. ACL’s 80% majority owned subsidiary, ACBL Hidrovias Limited, has a 50% ownership interest in the newly formed, joint venture company, UABL Limited (“UABL”). UABL operates 20 towboats and a combined fleet of 332 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

On September 6, 2000 ACL sold its 100% membership interest in Waterway Communications System LLC (“Watercom”) to Mobex Network Services Company (“Mobex”). The sale of Watercom will not significantly affect ACL’s expected future operating income or cash flow from operating activities.

On May 26, 2000 ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey Barge Line and other inland marine transport divisions of Conagra, Inc. (“Peavey”). This added more than 900 covered hopper barges to ACL’s existing fleet of inland marine barges.

RESULTS OF OPERATIONS

Quarter Ended March 30, 2001 Compared with Quarter Ended March 31, 2000

Operating Revenue. Operating revenue for the quarter ended March 30, 2001 increased 3% to $173.1 million from $167.5 million for the quarter ended March 31, 2000. The revenue increase was primarily due to the addition of Peavey barges, favorable fuel price adjustments on certain long term, domestic barging contracts and improved international revenue, partially offset by lower domestic coal contract rates, reduced loads per barge due to weather delays, and lower volume at Jeffboat LLC (“Jeffboat”), ACL’s marine construction subsidiary.

Domestic barging revenue increased $8.0 million to $140.3 million due to the addition of revenue from the Peavey barges, increased freight rates from contract fuel adjustments and improved market rates for bulk, steel and liquid commodities. The increased domestic revenue was partially offset by a reduction in the contract rate for one of ACL’s electric utility customers and reduced loads per barge caused by barges in repair status due to ice damage, heavy fog delays along the coast of the Gulf of Mexico and the temporary closure of the main chamber of a high volume lock on the Mississippi River near St. Louis, Missouri.

International revenues increased $3.1 million to $6.0 due to payments for minimum contracted tonnage in Venezuela, the continuance of a new terminal operation in Venezuela which began in the fourth quarter of 2000 and charter revenue from UABL in Argentina. The increased international revenue was partially offset by the loss of freight revenue recognition in Argentina due to ACL’s share of net earnings from UABL being reported in other income as opposed to the consolidating of revenue from the Argentine operation in the previous year first quarter. Revenue at Jeffboat decreased $3.4 million to $23.4 million primarily due to lower total volume of hopper barge sales and an increase in the number of hoppers completed for ACL’s leasing program on which the profit portion of revenue is deferred. Tanker barge construction volume at Jeffboat remained steady for the first quarter of 2001 as compared to the first quarter of 2000.

Operating Expense. Operating expense for the quarter ended March 30, 2001 increased 15% to $183.5 million from $159.5 million in the first quarter of 2000. Domestic barging expense increased $27.3 million to $150.7 million due to additional expenses from operating the Peavey barges, increased fuel prices, increased repairs and other service expenses resulting from ice related damage and increased boat costs attributable to smaller tow sizes as a result of high water. Fuel price before the effect of user tax and hedging was 88 cents per gallon in the first quarter of 2001 on a volume of 25.6 million gallons compared to 75 cents per gallon in the first quarter of 2000. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by barge freight contract rate adjustments. Contract adjustments along with the hedging program protect roughly 80% of ACL’s fuel consumption. International barging expenses decreased $1.2 million to $7.2 million primarily due to ACL’s share of UABL’s net earnings in the first quarter of 2001 being reported in other income compared to consolidating expense from the Argentine operation in the previous year first quarter. The expense reduction was partially offset by increased cost in Venezuela due to the terminal operation and to management fees associated with the increase in revenue. Jeffboat’s expenses decreased $1.3 million to $22.5 million due to the lower volume of hopper barges.

Operating (Loss) Income. Operating income for the quarter ended March 30, 2001 decreased $18.4 million to a loss of $10.4 million compared to income of $8.0 million for the first quarter 2000, due to the reasons discussed above.

Interest Expense. Interest expense for the first quarter of 2001 increased to $19.6 million from $17.3 million for the same period in 2000. The increase is due to a higher outstanding debt balance on the revolving credit facility and higher interest rates on the senior credit facility, partially offset by a reduced balance on the term loans.

Loss Before Income Taxes and Cumulative Effect of Accounting Change. The loss before income taxes and cumulative effect of accounting change, was $29.5 for the first quarter 2001 compared to loss of $8.0 million for the same period in 2000 due to the reasons discussed above.

Income Taxes. Income taxes for the quarter were $0.1 million compared to $0.1 million in the first quarter of last year. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Loss Before Cumulative Effect of Accounting Change. The loss before cumulative effect of accounting change, was $29.6 million for the first quarter 2001 compared to loss of $8.1 million for the same period in 2000 due to the reasons discussed above.

Cumulative Effect of Accounting Change. The cumulative effect of accounting change was a loss of $0.5 million for the first quarter of 2001 compared to no cumulative effect in the first quarter of 2000, due to recognition of a loss on the fair value of an interest rate cap as a result of ACL’s adoption of SFAS No. 133 as of December 30, 2000.

Net Loss. Net loss for the quarter was $30.1 million compared to loss of $8.1 million in the same period last year due to the reasons discussed above.

Outlook

ACL’s domestic barging revenue should continue to be ahead of the previous year due to the addition of the Peavey assets, higher contract rates from fuel price adjustments and improved markets for bulk, steel and liquid commodities.

The average price of fuel consumed by ACBL vessels is expected to remain consistent with current market prices resulting in a price per gallon in the second quarter of 2001 of approximately 5 cents higher than the price in the second quarter of 2000. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 120 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses and a fuel hedging program which provide protection for approximately 80% of gallons consumed. Contract adjustments are deferred one quarter.

Due to unusually heavy rain in the U.S. upper Midwest during the melting of an above normal snow pack, portions of the Mississippi River from St. Louis, Missouri to St. Paul, Minnesota have been closed during the second quarter of 2001. The closure will adversely affect ACL’s domestic barging revenue in the quarter.

Liquidity and Capital Resources

As of March 30, 2001, ACL had outstanding indebtedness of $729.0 million, including $353.3 million drawn under two Term Loans, $75.0 million drawn under the revolving credit facility, $300.0 million aggregate principal amount of Senior Notes and other notes outstanding of $0.7 million. In addition, ACL had $2.7 million in outstanding capital lease obligations and had securitized $51.9 million of the trade receivables of two subsidiaries as of the end of the quarter.

The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios which could lead to an event of default, which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. ACL is considering refinancing alternatives to the Senior Credit Facilities and also may from time to time directly or indirectly repurchase its Senior Notes at varying prices in the open market or in privately negotiated transactions with the cost of such repurchases financed from available cash reserves. The amount and timing of any such repurchases will be based on an ongoing assessment of ACL’s capital structure, liquidity and prevailing market prices of ACL’s Senior Notes. ACL may also accept payment in the form of its Senior Notes as partial consideration for the sale of assets or in satisfaction of other obligations owed to ACL.

ACL’s cash balance was $24.5 million as of March 30, 2001. Cash used by operating activities totaled $20.1 million for the first quarter of 2001 compared to cash used by operating activities of $8.2 million for the first quarter of 2000. The increase in cash used was primarily due to lower operating earnings, an increase in accounts receivable related to Jeffboat sales and an additional interest payment on the Senior Notes in the first quarter of 2001 due to the beginning date of ACL’s fiscal year. These were partially offset by a difference in the timing of cash disbursements related to trade payables.

Capital expenditures are expected to be $33 million for 2001, with most expenditures being for marine equipment maintenance. As of March 30, 2001, a total of $5.4 million had been spent, including $1.1 million for the start of a six barge operation in the Dominican Republic. ACL will continue to lease new construction equipment from third parties.

Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility.

Changes in Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. ACL adopted FASB Statement No. 133 at the beginning of the first quarter of 2001 with approximately a $0.03 million non-cash gain to comprehensive income due to purchases of fuel contract futures, a $0.3 million non-cash charge to comprehensive loss to recognize ACL’s share of Global Material Services’ comprehensive loss on interest rate swaps and a $0.5 million non-cash charge to Cumulative Effect of Accounting Change for an interest rate cap.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” SAB 101 summarizes some of the staff’s interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101 no later than the fourth quarter of the fiscal year beginning after December 15, 1999. ACL is currently in compliance with the requirements of SAB 101.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. This Statement does not have a significant effect on ACL’s consolidated financial statements.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements about ACL’s financial position and results of operations. These statements include words such as “believe”, “expect”, “anticipate”, “intend”, “estimate” or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

o substantial leverage and ability to service debt;

o changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

o general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports;

o annual worldwide weather conditions, particularly those affecting North and South America.

As a result of these and other factors discussed in and incorporated by reference from “Risk Factors,” Exhibit 99.1 to ACL’s 2000 Annual Report on Form 10-K for the year ended December 29, 2000, no assurances can be given as to future results, levels of activity and achievements. Any forward-looking statements speak only as of the date the statement was made. ACL undertakes no obligation to update or revise any forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes to ACL’s exposure to market risks discussed in Item 7A of ACL’s 2000 Annual report on Form 10-K for the year ended December 29, 2000.

PART II

OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. There are no exhibits filed with this report.

Reports on Form 8-K. There were no reports on Form 8-K filed in the first quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May _____, 2001

AMERICAN COMMERCIAL LINES LLC
(Registrant)

By: /s/ James J. Wolff
Name:      James J. Wolff
Title:       Senior Vice President and
                Chief Financial Officer
                (Principal Accounting Officer)