Form 10-Q
period 2001-06-29
AMERICAN COMMERCIAL LINES LLC
filed 2001-08-06
CIK 1068078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 29, 2001, the registrant had 100 membership interests outstanding.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

1. Condensed Consolidated Statement of Earnings for the
Quarters Ended June 29, 2001 and June 30, 2000	2

2. Condensed Consolidated Statement of Cash Flows for the
Quarters Ended June 29, 2001 and June 30, 2000	3

3. Condensed Consolidated Statement of Financial Position
At June 29, 2001 and December 29, 2000	4

4. Condensed Consolidated Statement of Member’s Deficit
At June 29, 2001, December 29, 2000 and December 31, 1999	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25

Signature	26

PART 1

FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Quarter Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
	(Unaudited)	As Restated	(Unaudited)	As Restated
OPERATING REVENUE	$ 192,884	$ 193,458	$ 365,982	$ 360,935
OPERATING EXPENSE
Materials, Supplies and Other	86,382	84,732	171,005	154,928
Rent	14,258	11,703	28,516	21,541
Labor and Fringe Benefits	41,138	40,573	81,323	81,810
Fuel	23,930	22,011	47,691	40,621
Depreciation and Amortization	14,176	13,640	28,366	26,803
Gain on Property Dispositions	(11,033)	(1,939)	(11,074)	(1,780)
Taxes, Other Than Income Taxes	6,839	6,616	13,395	12,919

	175,690	177,336	359,222	336,842

OPERATING INCOME	17,194	16,122	6,760	24,093
OTHER EXPENSE (INCOME)
Interest Expense	18,529	17,681	38,080	34,977
Other, Net	(1,636)	(104)	(2,106)	(1,461)

	16,893	17,577	35,974	33,516

EARNINGS (LOSS) BEFORE INCOME
TAXES, EXTRAORDINARY ITEMS
AND CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	301	(1,455)	(29,214)	(9,423)
INCOME TAXES	159	661	262	790

EARNINGS (LOSS) BEFORE
EXTRAORDINARY ITEMS AND
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	142	(2,116)	(29,476)	(10,213)
EXTRAORDINARY ITEMS - GAIN/(LOSS)
ON EARLY EXTINGUISHMENT
OF DEBT	1,885	(734)	1,885	(734)
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	--	--	(490)	--

NET EARNINGS (LOSS)	$ 2,027	$ (2,850)	$(28,081)	$(10,947)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	June 29, 2001	June 30, 2000 As Restated
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(28,081)	$(10,947)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	30,355	28,243
Gain on Property Dispositions	(11,074)	(1,780)
Other Operating Activities	(4,417)	(6,253)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(12,381)	(2,061)
Materials and Supplies	(2,394)	8,654
Accrued Interest	385	(3,079)
Other Current Assets	(5,577)	1,450
Other Current Liabilities	28,022	6,944

Net Cash (Used in) Provided by Operating Activities	(5,162)	21,171

INVESTING ACTIVITIES
Property Additions	(9,008)	(12,562)
Purchase of Barging Assets	--	(31,500)
Proceeds from Property Dispositions	16,683	3,385
Proceeds from Sale of Terminals	8,241	--
Proceeds from Sale of Restricted Investment	--	25,288
Other Investing Activities	(960)	(1,905)

Net Cash Provided by (Used in) Investing Activities	14,956	(17,294)

FINANCING ACTIVITIES
Short-Term Borrowings	8,250	11,000
Long Term Debt Repaid	(34,007)	(35,318)
Outstanding Checks Net of Deposits	(9,656)	(1,410)
Debt Costs	(3,462)	--
Other Financing	103	--

Net Cash Used in Financing Activities	(38,772)	(25,728)

Net Decrease in Cash and Cash Equivalents	(28,978)	(21,851)
Cash and Cash Equivalents at Beginning of Period	59,568	30,841

Cash and Cash Equivalents at End of Period	$ 30,590	$ 8,990

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in Thousands)

	June 29, 2001	December 29, 2000
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 30,590	$ 59,568
Accounts Receivable, Net	48,081	42,828
Materials and Supplies	33,104	29,773
Other Current Assets	29,500	23,660

Total Current Assets	141,275	155,829

PROPERTIES-Net	476,410	509,443
NET PENSION ASSET	25,294	24,512
OTHER ASSETS	104,676	97,754

Total Assets	$ 747,655	$ 787,538

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 49,518	$ 29,730
Accrued Payroll and Fringe Benefits	13,077	14,003
Deferred Revenue	16,526	12,011
Accrued Claims and Insurance Premiums	24,297	21,047
Accrued Interest	18,630	18,246
Short-Term Debt	75,000	66,750
Current Portion of Long-Term Debt	14,120	44,579
Other Current Liabilities	47,449	56,817

Total Current Liabilities	258,617	263,183

LONG-TERM DEBT	608,329	613,476
PENSION LIABILITY	19,895	21,389
OTHER LONG-TERM LIABILITIES	30,691	29,149

Total Liabilities	917,532	927,197

MEMBER’S DEFICIT
Member’s Interest	220,074	220,074
Other Capital	162,167	163,315
Retained Deficit	(552,118)	(523,048)

Total Member’s Deficit	(169,877)	(139,659)

Total Liabilities and Member’s Deficit	$ 747,655	$ 787,538

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
(Dollars in Thousands)

	Member’s Interest	Other Capital	Earnings (Deficit)	Total

Balance at December 25, 1998	$ 220,047	$ 161,051	$(511,493)	$(130,395)

Comprehensive Income:
Net earnings	--	--	2,970	2,970
Foreign currency translation	--	(337)	--	(337)

Total Comprehensive Income	--	(337)	2,970	2,633
Contribution of capital by CSX	--	1,054	--	1,054
Other	--	--	(4,850)	(4,850)
Issuance of membership interests	27	--	--	27
Cash distribution to partners	--	--	(541)	(541)

Balance at December 31, 1999	220,074	161,768	(513,914)	(132,072)

Comprehensive Loss:
Net loss	--	--	(9,134)	(9,134)
Foreign currency translation	--	(147)	--	(147)

Total Comprehensive Loss	--	(147)	(9,134)	(9,281)
Contribution of capital by CSX	--	1,694	--	1,694

Balance at December 29, 2000	220,074	163,315	(523,048)	(139,659)

Cumulative Effect of Accounting Change
as of December 30, 2000 (Unaudited)	--	(300)	--	(300)

Comprehensive Loss (Unaudited):
Net loss	--	--	(28,081)	(28,081)
Net loss on fuel hedges designated and
qualifying as cash flow hedging instruments
instruments	--	(691)	--	(691)
Net loss on interest rate swaps designated
and qualifying as cash flow hedging
instruments	--	(317)	--	(317)
Foreign currency translation	--	(152)	--	(152)

Total Comprehensive Loss	--	(1,160)	(28,081)	(29,241)
Contribution of capital by CSX	--	312	--	312
Consolidation of ACL Funding Corp.	--	--	(989)	(989)

Balance at June 29, 2001	$ 220,074	$ 162,167	$(552,118)	$(169,877)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company’s financial position at June 29, 2001 and December 29, 2000, the results of its operations and its cash flows for the quarters and six months ended June 29, 2001 and June 30, 2000, such adjustments being of a normal recurring nature. Operating results for the quarters and six months ending ended June 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 2000 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC’s (ACL’s) Form 10-K.

ACL’s fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 26 weeks ended June 29, 2001 and June 30, 2000, and the fiscal year (52 weeks) ended December 29, 2000.

As disclosed in the 2000 consolidated financial statements and related notes, certain second quarter 2000 amounts as reported in the second quarter 2000 10-Q were restated as follows:

	Quarter Ended		Six Months Ended
	June 30, 2000	As Restated	June 30, 2000	As Restated
Operating Revenue	$ 193,865	$ 193,458	$ 361,342	$ 360,935
Operating Income	16,529	16,122	$ 24,500	$ 24,093
Loss Before Extraordinary Item	(1,709)	(2,116)	$ (9,806)	$ (10,213)
Net Loss	(2,443)	(2,850)	$ (10,540)	$ (10,947)

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2. SIGNIFICANT TRANSACTIONS

During the second quarter 2001, ACL sold four towboats, a tank barge cleaning facility in Baton Rouge, Louisiana and other assets. This resulted in a gain of $11.0 million that is recported as gain on property dispositions in the condensed consolidated statement of operations. ACL also purchased $5.0 million par value of ACL Senior Notes at a discount in the second quarter. This resulted in a gain on the early estinguishment of debt of $1.9 million which is reported as an extraordinary item in the condensed consolidated statement of operations.

At June 29, 2001 and December 29, 2000, ACL had $54.0 million and $56.0 million, respectively, outstanding under the agreement and had $10.5 million and $15.3 million, respectively, of net residual interest in the securitized receivables which is included in Accounts Receivable, Net in ACL’s consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first six months of 2001, ACL received gross proceeds of $10.8 million from the sale of receivables and made gross payments of $12.8 million under this Agreement.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 3. MATERIAL AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	June 29, 2001	December 29, 2000
Raw Materials	$ 3,711	$ 2,805
Work in Process	13,565	9,764
Parts and Supplies	15,828	17,204

	$33,104	$29,773

NOTE 4. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT, Continued

Fuel Price Risk Management

ACL uses forward fuel purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company’s forecasted diesel fuel needs for tow boat operations over the next one to twelve months.

ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these future agreements is determined based on the correlation between Gulf Coast Spot No. 2 Pipeline Fuel prices and ACL’s diesel fuel purchase prices, which was not material for the quarter ended June 29, 2001.

At June 29, 2001, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $18.5 million and a fair value of approximately $0.7 million (loss), which has been recorded in other current liabilities with the offset to other comprehensive income. The loss will be recognized in earnings within the next six months.

Interest Rate Risk Management

ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202 million as of June 29, 2001 and is effective through August 11, 2003. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value is recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) on the condensed consolidated statement of operations.

For the quarter and six months ended June 29, 2001 the entire change in fair value resulted in a (gain) loss of ($11) and $95, respectively, are recorded in other expense (income).

ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $317 for its share of these swaps in the six months ended June 29, 2001.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 5. BUSINESS SEGMENTS

	Reportable Segments
	Barging	Construction	All Other Segments (1)	Total
Quarter ended June 29, 2001
Revenues from external customers	$164,271	$25,515	$ 3,098	$192,884
Intersegment revenues	--	401	4	405
Segment operating income	13,933	2,619	642	17,194

Quarter ended June 30, 2000
Revenues from external customers	$151,287	$36,788	$ 5,383	$193,458
Intersegment revenues	--	388	1,494	1,882
Segment operating income	11,590	3,079	1,453	16,122

Six Months ended June 29, 2001
Revenues from external customers	$310,552	$48,886	$ 6,544	$365,982
Intersegment revenues	--	1,056	4	1,060
Segment operating income	2,276	3,480	1,004	6,760

Six Months ended June 30, 2000
Revenues from external customers	$286,489	$63,565	$10,881	$360,935
Intersegment revenues	--	1,982	3,151	5,133
Segment operating income	14,934	6,044	3,115	24,093

(1) Financial data for segments below the reporting thresholds are attributable to two operating segments - a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways. The segment providing voice and data communications was sold in 2000.

The following is a reconciliation of ACL’s revenues from external customers and segment earnings to ACL’s consolidated totals.

	Quarters Ended		Six Months Ended
	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000
Revenues
Revenues from external customers	$ 192,884	$ 193,458	$ 365,982	$ 360,935
Intersegment revenues	405	1,882	1,060	5,133
Elimination of intersegment revenues	(405)	(1,882)	(1,060)	(5,133)

Operating revenue	$ 192,884	$ 193,458	$ 365,982	$ 360,935

Earnings
Total segment operating income	$ 17,194	$ 16,122	$ 6,760	$ 24,093
Unallocated amounts:
Interest expense	(18,529)	(17,681)	(38,080)	(34,977)
Other, net	1,636	104	2,106	1,461

Earnings (loss) before income taxes, extraordinary
items and cumulative effect of accounting change	$ 301	$ (1,455)	$(29,214)	$ (9,423)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 6. RELATED PARTIES

ACL and Vectura Group LLC have invested in a new company named Vessel Leasing LLC (“Vessel Leasing”). ACL has recorded its $2,707 investment in Vessel Leasing in Other Assets at June 29, 2001. ACL also recorded sales of barges to Vessel Leasing in the first quarter and second quarter of 2001 for $15.2 and $7.0 million, respectively. ACL currently leases vessels from Vessel Leasing LLC.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. ACL adopted SFAS No. 140 on April 1, 2001. The adoption required the consolidation of ACL Funding Corp., a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to Retained Earnings of $989 in the second quarter 2001.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 8. CHANGES IN ACCOUNTING STANDARDS, Continued

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (FAS 141), “Business Combinations,” which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of FAS 141 apply to all business combinations initiated after June 30, 2001. ACL will apply the provisions of FAS 141 to any future business combinations.

In addition, the FASB issued Statements of Financial Accounting Standards No. 142 (FAS 142), “Goodwill and Other Intangible Assets,” which establishes the accounting for goodwill and other intangible assets following their recognition. FAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. FAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” FAS 142 is effective beginning on January 1, 2002. Upon adoption, ACL will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on ACL’s results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of ACL has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption FAS 142 as of January 1, 2002.

NOTE 9. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of June 29, 2001 and December 29, 2000 and for the quarters and six months ended June 29, 2001 and June 30, 2000.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Operations for the Quarter Ended June 29, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 184,011	$ 8,873	$ --	$ 192,884

OPERATING EXPENSE
Materials, Supplies and Other	81,407	4,975	--	86,382
Rent	13,827	431	--	14,258
Labor and Fringe Benefits	40,132	1,006	--	41,138
Fuel	23,794	136	--	23,930
Depreciation and Amortization	12,875	1,301	--	14,176
Gain on Property Dispositions	(11,033)	-	-	(11,033)
Taxes, Other Than Income Taxes	6,836	3	--	6,839

	167,838	7,852	--	175,690

OPERATING INCOME	16,173	1,021	--	17,194

OTHER EXPENSE (INCOME)
Interest Expense	18,529	--	--	18,529
Interest Expense, Affiliate - Net	--	1,611	(1,611)	--
Other, Net	(2,366)	(881)	1,611	(1,636)

	16,163	730	--	16,893

EARNINGS BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM	10	291	--	301

INCOME TAXES (BENEFIT)	185	(26)	--	159

(LOSS) EARNINGS BEFORE EXTRAORDINARY
ITEM	(175)	317	--	142

EXTRAORDINARY ITEM - GAIN ON EARLY
EXTINGUISHMENT OF DEBT	1,885	--	--	1,885

NET EARNINGS	$ 1,710	$ 317	$ --	$ 2,027

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Operations for the Quarter Ended June 30, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 181,419	$ 12,039	$ --	$ 193,458

OPERATING EXPENSE
Materials, Supplies and Other	79,929	4,803	--	84,732
Rent	11,314	389	--	11,703
Labor and Fringe Benefits	38,287	2,286	--	40,573
Fuel	21,007	1,004	--	22,011
Depreciation and Amortization	11,807	1,833	--	13,640
Gain on Property Dispositions	(1,939)	-	-	(1,939)
Taxes, Other Than Income Taxes	6,436	180	--	6,616

	166,841	10,495	--	177,336

OPERATING INCOME	14,578	1,544	--	16,122

OTHER EXPENSE (INCOME)
Interest Expense	17,681	--	--	17,681
Interest Expense, Affiliate - Net	--	1,515	(1,515)	--
Other, Net	(1,556)	(63)	1,515	(104)

	16,125	1,452	--	17,577

(LOSS) EARNINGS BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM	(1,547)	92	--	(1,455)
INCOME TAXES	21	640	--	661

LOSS BEFORE EXTRAORDINARY ITEM	(1,568)	(548)	--	(2,116)

EXTRAORDINARY ITEM - LOSS ON
EARLY EXTINGUISHMENT OF DEBT	(734)	--	--	(734)

NET LOSS	$ (2,302)	$ (548)	$ --	$ (2,850)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Operations for the Six Months Ended June 29, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 351,137	$ 14,845	$ --	$ 365,982

OPERATING EXPENSE
Materials, Supplies and Other	161,278	9,727	--	171,005
Rent	27,724	792	--	28,516
Labor and Fringe Benefits	79,491	1,832	--	81,323
Fuel	47,627	64	--	47,691
Depreciation and Amortization	25,794	2,572	--	28,366
Gain on Property Dispositions	(11,074)	-	-	(11,074)
Taxes, Other Than Income Taxes	13,389	6	--	13,395

	344,229	14,993	--	359,222

OPERATING INCOME (LOSS)	6,908	(148)	--	6,760

OTHER EXPENSE (INCOME)
Interest Expense	38,080	--	--	38,080
Interest Expense, Affiliate - Net	--	3,165	(3,165)	--
Other, Net	(3,730)	(1,541)	3,165	(2,106)

	34,350	1,624	--	35,974

LOSS BEFORE INCOME TAXES,
EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF
ACCOUNTING CHANGE	(27,442)	(1,772)	--	(29,214)
INCOME TAXES	211	51	--	262

LOSS BEFORE EXTRAORDINARY ITEM AND
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	(27,653)	(1,823)	--	(29,476)

EXTRAORDINARY ITEM - GAIN ON EARLY
EXTINGUISHMENT OF DEBT	1,885	--	--	1,885

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	(490)	--	--	(490)

NET LOSS	$(26,258)	$(1,823)	$ --	$(28,081)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Operations for the Six Months Ended June 30, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING REVENUE	$ 345,968	$ 14,967	$ --	$ 360,935

OPERATING EXPENSE
Materials, Supplies and Other	146,141	8,787	--	154,928
Rent	20,755	786	--	21,541
Labor and Fringe Benefits	77,911	3,899	--	81,810
Fuel	39,150	1,471	--	40,621
Depreciation and Amortization	23,147	3,656	--	26,803
Gain on Property Dispositions	(1,780)	-	-	(1,780)
Taxes, Other Than Income Taxes	12,575	344	--	12,919

	317,899	18,943	--	336,842

OPERATING INCOME (LOSS)	28,069	(3,976)	--	24,093

OTHER EXPENSE (INCOME)
Interest Expense	34,977	--	--	34,977
Interest Expense, Affiliate - Net	--	3,031	(3,031)	--
Other, Net	(3,136)	(1,356)	3,031	(1,461)

	31,841	1,675	--	33,516

LOSS BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM	(3,772)	(5,651)	--	(9,423)

INCOME TAXES	40	750	--	790

LOSS BEFORE EXTRAORDINARY ITEM	(3,812)	(6,401)	--	(10,213)

EXTRAORDINARY ITEM - LOSS ON EARLY
EXTINGUISHMENT OF DEBT	(734)	--	--	(734)

NET LOSS	$ (4,546)	$(6,401)	$ --	$(10,947)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Cash Flows for the Six Months Ended June 29, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(25,267)	$(2,814)	$ --	$(28,081)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	27,783	2,572	--	30,355
Gain on Disposition of Property	(11,074)	--	--	(11,074)
Other Operating Activities	(2,734)	(1,683)	--	(4,417)
Changes in Operating Assets and Liabilities:
Accounts Receivable	555	(12,936)	--	(12,381)
Materials and Supplies	(1,968)	(426)	--	(2,394)
Accrued Interest	385	--	--	385
Other Current Assets	(9,342)	3,765	--	(5,577)
Other Current Liabilities	22,010	6,012	--	28,022

Net Cash Used in Operating Activities	348	(5,510)	--	(5,162)

INVESTING ACTIVITIES
Property Additions	(7,279)	(1,729)	--	(9,008)
Proceeds from Property Dispositions	16,683	--	--	16,683
Proceeds from Sale of Terminals	8,241	--	--	8,241
Other Investing Activities	(7,062)	7,056	(954)	(960)

Net Cash Provided by Investing
Activities	10,583	5,327	(954)	14,956

FINANCING ACTIVITIES
Short-Term Borrowings	8,250	--	--	8,250
Long-Term Debt Repaid	(34,007)	--	--	(34,007)
Cash Dividends Paid	--	(1,000)	1,000	--
Outstanding Checks Net of Deposits	(9,656)	--	--	(9,656)
Debt Costs	(3,462)	--	--	(3,462)
Other Financing Activities	103	46	(46)	103

Net Cash Used in Financing Activities	(38,772)	(954)	954	(38,772)

Net Decrease in Cash and Cash Equivalents	(27,841)	(1,137)	--	(28,978)
Cash and Cash Equivalents at Beginning of Period	57,289	2,279	--	59,568

Cash and Cash Equivalents at End of Period	$ 29,448	$ 1,142	$ --	$ 30,590

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Cash Flows for the Six Months Ended June 30, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
OPERATING ACTIVITIES
Net Loss	$(4,546)	$(6,401)	$ --	$(10,947)
Adjustments to Reconcile Net Loss to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	24,587	3,656	--	28,243
Gain on Property Dispositions	(1,780)	--	--	(1,780)
Other Operating Activities	(4,361)	(1,892)	--	(6,253)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,040)	2,979	--	(2,061)
Materials and Supplies	8,614	40	--	8,654
Accrued Interest	(3,079)	--	--	(3,079)
Other Current Assets	(2,494)	3,944	--	1,450
Other Current Liabilities	4,863	2,081	--	6,944

Net Cash Provided by Operating Activities	16,764	4,407	--	21,171

INVESTING ACTIVITIES
Property Additions	(11,823)	(739)	--	(12,562)
Purchase of Barging Assets	(31,500)	--	--	(31,500)
Proceeds from Property Dispositions	3,385	--	--	3,385
Proceeds from Sale of Restricted Investment	25,288	--	--	25,288
Other Investing Activities	(2,165)	462	(202)	(1,905)

Net Cash Used in Investing Activities	(16,815)	(277)	(202)	(17,294)

FINANCING ACTIVITIES
Short-Term Borrowing	11,000	--	--	11,000
Long-Term Debt Repaid	(35,318)	(155)	155	(35,318)
Outstanding Checks Net of Deposits	(1,410)	--	--	(1,410)
Other Financing Activities	--	(47)	47	--

Net Cash Used in Financing Activities	(25,728)	(202)	202	(25,728)

Net (Decrease) Increase in Cash and Cash
Equivalents	(25,779)	3,928	--	(21,851)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	--	30,841

Cash and Cash Equivalents at End of Period	$ 3,459	$ 5,531	$ --	$ 8,990

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at June 29, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 29,448	$ 1,142	$ --	$ 30,590
Accounts Receivable - Net	24,331	23,750	--	48,081
Materials and Supplies	31,788	1,316	--	33,104
Other Current Assets	34,428	(4,928)	--	29,500

Total Current Assets	119,995	21,280	--	141,275

PROPERTIES - NET	437,480	38,930	--	476,410
NET PENSION ASSET	25,294	--	--	25,294
OTHER ASSETS	151,582	51,329	(98,235)	104,676

Total Assets	$ 734,351	$ 111,539	$(98,235)	$ 747,655

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 49,083	$ 435	$ --	$ 49,518
Accrued Payroll and Fringe Benefits	13,077	--	--	13,077
Deferred Revenue	16,526	--	--	16,526
Accrued Claims and Insurance Premiums	24,297	--	--	24,297
Accrued Interest	18,630	--	--	18,630
Short-Term Debt	75,000	--	--	75,000
Current Portion of Long-Term Debt	14,120	--	--	14,120
Other Current Liabilities	35,164	12,285	--	47,449

Total Current Liabilities	245,897	12,720	--	258,617

LONG-TERM NOTE PAYABLE TO AFFILIATE	--	87,267	(87,267)	--
LONG-TERM DEBT	608,329	--	--	608,329
PENSION LIABILITY	19,895	--	--	19,895
OTHER LONG-TERM LIABILITIES	30,107	584	--	30,691

Total Liabilities	904,228	100,571	(87,267)	917,532

MEMBER’S DEFICIT
Member’s Interest	220,074	--	--	220,074
Other Capital	162,167	53,183	(53,183)	162,167
Retained Deficit	(552,118)	(42,215)	42,215	(552,118)

Total Member’s Deficit	(169,877)	10,968	(10,968)	(169,887)

Total Liabilities and Member’s Deficit	$ 734,351	$ 111,539	$(98,235)	$ 747,655

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Condensed Combining Statement of Financial Position at December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 57,288	$ 2,280	$ --	$ 59,568
Accounts Receivable - Net	32,608	10,220	--	42,828
Materials and Supplies	28,883	890	--	29,773
Other Current Assets	24,823	(1,163)	--	23,660

Total Current Assets	143,602	12,227	--	155,829

PROPERTIES - NET	469,714	39,729	--	509,443
NET PENSION ASSET	24,512	--	--	24,512
OTHER ASSETS	141,534	51,128	(94,908)	97,754

Total Assets	$ 779,362	$ 103,084	$(94,908)	$ 787,538

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 28,536	$ 1,194	$ --	$ 29,730
Accrued Payroll and Fringe Benefits	14,003	--	--	14,003
Deferred Revenue	12,011	--	--	12,011
Accrued Claims and Insurance Premiums	21,047	--	--	21,047
Accrued Interest	18,246	--	--	18,246
Short-Term Debt	66,750	--	--	66,750
Current Portion of Long-Term Debt	44,579	--	--	44,579
Other Current Liabilities	50,918	5,899	--	56,817

Total Current Liabilities	256,090	7,093	--	263,183

LONG-TERM NOTE PAYABLE TO AFFILIATE	--	86,700	(86,700)	--
LONG-TERM DEBT	613,476	--	--	613,476
PENSION LIABILITY	21,389	--	--	21,389
OTHER LONG-TERM LIABILITIES	28,066	1,083	--	29,149

Total Liabilities	$ 919,021	$ 94,876	($ 86,700)	$ 927,197

MEMBER’S DEFICIT
Member’s Interest	220,074	--	--	220,074
Other Capital	163,315	46,820	(46,820)	163,315
Retained Deficit	(523,048)	(38,612)	38,612	(523,048)

Total Member’s Deficit	(139,659)	8,208	(8,208)	(139,659)

Total Liabilities and Member’s Deficit	$ 779,362	$ 103,084	$(94,908)	$ 787,538

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

On May 25, 2001 ACL entered into an agreement to sell substantially all of the terminals of its wholly-owned subsidiary, American Commercial Terminals LLC (“ACT”), other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee to Global Material Services LLC (“GMS”), a joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was sold on June 29, 2001.

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

RESULTS OF OPERATIONS

Quarter Ended June 29, 2001 Compared with Quarter Ended June 30, 2000

Operating Revenue. Operating revenue for the quarter ended June 29, 2001 decreased 0.3% to $192.9 million from $193.5 million for the quarter ended June 30, 2000. The revenue decrease was primarily due to lower revenue at ACL’s marine construction subsidiary, Jeffboat LLC (“Jeffboat”), reduced domestic barge freight revenue due to flooding, reduced demand for liquid freight, the contribution of the barging operation in Argentina to UABL and the sale of the terminals and communications operating divisions. The decrease in revenue from these items was partially offset by increased freight volume from the addition of the Peavey barges, improved barging freight rates for liquid, bulk and grain commodities and favorable fuel price adjustments on certain long term, domestic barging contracts.

Domestic barging revenue increased $16.2 million to $155.4 million due to the addition of revenue from the Peavey barges, improved market rates for liquid, bulk and grain commodities and increased freight rates from contract fuel adjustments. The increased domestic barging revenue was partially offset by reduced loads per barge due to flooding that closed the upper Mississippi River from the last week in April, 2001 until the beginning of June, 2001. Liquid barging revenue was also negatively impacted by reduced demand for caustic soda and styrene freight, although liquid rates before fuel adjustments remain above second quarter 2000 levels due to term contract renewals.

International revenue decreased $3.2 million to $8.9 million due to ACL’s share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 as opposed to the consolidating of revenue from the Argentine operation in the previous year second quarter. This was partially offset by charter revenue from UABL in the second quarter of 2001 and increased revenue in Venezuela due to the initiation of a terminal operation in the fourth quarter of 2000. Revenue at Jeffboat decreased $11.3 million to $25.5 million due to no towboat construction revenue being recognized in the current period as compared to revenue from the construction of one towboat recognized in the second quarter of 2000 and lower volume of hopper barge construction, partially offset by an increase in large tanker barge construction.

Operating Expense. Operating expense for the quarter ended June 29, 2001 decreased 0.9% to $175.7 million from $177.3 million in the second quarter of 2000. Domestic barging expense increased $13.7 million to $142.9 million due to increased operating, barge charter (rent) and depreciation expense from the addition of the Peavey barges and fuel related increases in towing cost. Domestic barging cost increases were partially offset by gains on the sales of 4 towboats and a gain on the sale of a tank barge cleaning facility at Baton Rouge, Louisiana. Fuel price before the effect of user tax and hedging was 84 cents per gallon in the second quarter of 2001 on a volume of 27.8 million gallons compared to 79 cents per gallon in the second quarter of 2000. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by contract rate adjustments. Contract adjustments along with the hedging program protect roughly 80% of ACL’s fuel consumption. International barging expenses decreased $3.1 million to $7.4 million primarily due to expenses associated with ACL’s share of UABL’s earnings in the second quarter of 2001 being reported on a net basis in other income compared to consolidating expense from the Argentine operation in the second quarter of 2000. The international expense reduction was partially offset by increased cost in Venezuela from the terminal operation. Jeffboat’s expenses decreased $10.8 million to $22.9 million due to no cost of sales from towboat construction being recognized in the second quarter of 2001 as compared the cost of sales from 1 towboat recognized in the second quarter of 2000 and due to the lower volume of hopper barges, partially offset by increased construction of large tank barges.

Operating Income. Operating income for the quarter ended June 29, 2001 increased $1.1 million to $17.2 million compared to $16.1 million for the second quarter 2000, due to the reasons discussed above.

Interest Expense. Interest expense for the second quarter of 2001 increased to $18.5 million from $17.7 million for the same period in 2000. The increase is due to a higher outstanding debt balance on the revolving credit facility, partially offset by a reduced balance on the term loans and slightly lower interest rates on the senior credit facility.

Income (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The income before income taxes, extraordinary item and cumulative effect of accounting change was $0.3 million for the second quarter 2001 compared to loss of $1.5 million for the same period in 2000 due to the reasons discussed above.

Income Taxes. Income taxes for the quarter were $0.1 million compared to $0.7 million in the second quarter of last year. The higher taxes in 2000 were due to accrued foreign taxes for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Income (Loss) Before Extraordinary Item and Cumulative Effect of Accounting Change. The income before extraordinary item and cumulative effect of accounting change was $0.1 million for the second quarter of 2001 compared to loss of $2.1 million for the same period in 2000 due to the reasons discussed above.

Extraordinary Item – Gain (Loss) on Early Extinguishment of Debt. The gain on early extinguishment of debt was $1.9 million for the second quarter of 2001 compared to a loss of $0.7 million for the second quarter of 2000. The gain for the second quarter of 2001 is a result of ACL’s purchase in the open market of $5.0 million par value of the ACL Senior Notes for a discount. The loss for the second quarter 2000 is due to the early redemption premium on certain terminal revenue refunding bonds (the “Terminal Revenue Refunding Bonds”).

Net Income (Loss). Net income for the quarter was $2.0 million compared to loss of $2.9 million in the same period last year due to the reasons discussed above.

Six Months Ended June 29, 2001 Compared with Six Months Ended June 30, 2000

Operating Revenue. Operating revenue for the six months ended June 29, 2001 increased 1.4% to $366.0 million from $360.9 million for the six months ended June 30, 2000. The revenue increase was primarily due to the addition of the Peavey barges, improved barging freight rates and favorable fuel price adjustments on certain long term, domestic barging contracts, partially offset by reduced loads per barge due to ice and flood delays, lower volume at Jeffboat and reduced demand for liquid freight.

Domestic barging revenue increased $24.2 million to $295.7 million due to the addition of revenue from the Peavey barges, improved barging freight rates for liquid, bulk and grain commodities and increased freight rates from contract fuel adjustments. The increased domestic revenue was partially offset by reduced loads per barge due to severe ice conditions on the Mississippi and Illinois Rivers in the first quarter of 2001 and the closure of the upper Mississippi River due to flooding during the second quarter of 2001. Increases in domestic barging revenue were also partially offset by reduced demand for liquid freight and a reduction in the contract rate for one of ACL’s electric utility customers. Despite lower demand for liquid freight, liquid freight rates before fuel adjustments are above the first six months of 2000 levels due to term contract renewals.

International revenues decreased $0.1 million to $14.8 million due to ACL’s share of the net earnings from UABL being reported, net of expenses, as an other income item in the first six months of 2001 compared to the consolidating of revenue from the Argentine operation during the first six months of 2000, partially offset by charter revenue from UABL in Argentina, payments for minimum contracted tonnage in Venezuela and the continuance of a new terminal operation in Venezuela, that began in the fourth quarter of 2000. Revenue at Jeffboat decreased $14.7 million to $48.9 million primarily due to no towboat construction revenue being recognized in the first six months of 2001 as compared to revenue from the construction of one towboat recognized in the first six months of 2000, lower volume of hopper barge sales and an increase in the number of hoppers completed for ACL’s leasing program on which the profit portion of revenue is deferred. Tanker barge construction volume at Jeffboat remained steady for the first six months of 2001 as compared to the first six months of 2000, with increases in large tanker sales mostly offset by a reduction in the sales of smaller tankers.

Operating Expense. Operating expense for the six months ended June 29, 2001 increased 6.7% to $359.2 million from $336.8 million in the first six months of 2000. Domestic barging expense increased $40.9 million to $293.6 million due to increased operating, barge charter and depreciation expense from the addition of the Peavey barges, increased fuel price and fuel related increases in towing expense and increased operating cost associated with flooding on the Mississippi River and heavy ice on the Mississippi and Illinois Rivers. Fuel price before the effect of user tax and hedging was 86 cents per gallon in the first six months of 2001 on a volume of 53.4 million gallons, compared to 77 cents per gallon in the first six months of 2000. International barging expenses decreased $4.2 million to $14.7 million primarily due to expenses associated with ACL’s share of UABL’s earnings in the first six months of 2001 being reported on a net basis in other income as compared to consolidating expense from the Argentine operation in the first six months of 2000. The international expense reduction was partially offset by increased cost in Venezuela from the terminal operation. Jeffboat’s expenses decreased $12.1 million to $45.4 million due to no cost of sales from towboat construction being recognized in the first six months of 2001 as compared to the cost of sales from one towboat recognized in the first six months of 2000 and to reduced expenses as a result of the lower volume of hopper barges.

Operating Income. Operating income for the six months ended June 29, 2001 decreased $17.3 million to $6.8 million compared to $24.1 million for the first six months 2000, due to the reasons discussed above.

Interest Expense. Interest expense for the first six months of 2001 increased to $38.1 million from $35.0 million for the same period in 2000. The increase is due to a higher outstanding debt balance on the revolving credit facility and higher interest rates during the first quarter of 2001 on the senior credit facility, partially offset by a reduced balance on the term loans.

Income (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and cumulative effect of accounting change was $29.2 million for the first six months of 2001 compared to loss of $9.4 million for the same period in 2000 due to the reasons discussed above.

Income Taxes. Income taxes for the six months were $0.3 million compared to $0.8 million in the first six months of last year. The higher taxes in 2000 were due to accrued foreign taxes for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Income (Loss) Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and cumulative effect of accounting change was $29.5 million for the first six months of 2001 compared to loss of $10.2 million for the same period in 2000 due to the reasons discussed above.

Extraordinary Item – Gain (Loss) on Early Extinguishment of Debt. The gain on early extinguishment of debt was $1.9 million for the first six months of 2001 compared to loss of $0.7 million for the same period in 2000. The gain for the first six months of 2001 is a result of ACL’s purchase in the open market of $5.0 million par value of the ACL Senior Notes for a discount. The loss for the first six months of 2000 is due to the early redemption premium on certain terminal revenue refunding bonds (the “Terminal Revenue Refunding Bonds”).

Cumulative Effect of Accounting Change. The cumulative effect of accounting change was a loss of $0.5 million for the first six months of 2001 due to recognition of a loss on the fair value of an interest rate cap as a result of ACL’s adoption of FASB Statement No. 133 as of December 30, 2000.

Net Income (Loss). Net loss for the first six months of 2001 was $28.1 million compared to loss of $10.9 million for the same period last year, due to the reasons discussed above.

Outlook

ACL’s domestic barging revenue should continue to be ahead of the previous year due to the addition of the Peavey barges, improved market rates for grain, bulk and liquid commodities and higher contract rates from fuel price adjustments. The U.S. Department of Agriculture currently forecast U.S. corn exports of 1.975 billion bushels for the crop year beginning September 1, 2001, an 8 % increase over the estimate for the current crop year.

The average price of fuel consumed by ACBL vessels is expected to remain consistent with current market prices resulting in a price per gallon in the third quarter of 2001 approximately equal to the price in the third quarter of 2000. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 120 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses and a fuel hedging program which provide protection for approximately 80% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources

As of June 29, 2001, ACL had outstanding indebtedness of $697.4 million, including $326.9 million drawn under the Term Loans, $75.0 million drawn under the revolving credit facility, $295.0 million aggregate principal amount of Senior Notes and other notes outstanding of $0.5 million. In addition, ACL had $2.3 million in outstanding capital lease obligations and had securitized $54.0 million of the trade receivables of two subsidiaries as of the end of the quarter.

The Senior Credit Facilities and the Indenture contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios which could lead to an event of default, which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. ACL is considering refinancing alternatives to the Senior Credit Facilities.

ACL’s cash balance was $30.6 million as of June 29, 2001. Cash used in operating activities totaled $5.2 million for the first six months of 2001 compared to cash provided by operating activities of $21.2 million for the first six months of 2000. The increase in cash used was primarily due to lower operating earnings, partially offset by a difference in the timing of cash disbursements related to trade payables.

Capital expenditures are expected to be $22 million for 2001, with most expenditures being for marine equipment maintenance. As of June 29, 2001, a total of $9.0 million had been spent, including $1.5 million for the start of a six barge operation in the Dominican Republic. ACL will continue to lease new construction equipment from third parties.

Proceeds of $26.4 million from asset sales, the sale of substantially all of the terminals and the sale of certain minority interests, were used to reduce the outstanding balance under the Term Loans during the second quarter of 2001.

Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may from time to time, borrow under the Revolving Credit Facility.

Changes in Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and resulting designation. ACL adopted SFAS No. 133 at the beginning of the first quarter of 2001 with a $0.03 million non-cash gain to comprehensive income due to purchases of fuel contract futures, a $0.3 million non-cash charge to comprehensive loss to recognize ACL’s share of Global Material Services’ comprehensive loss on interest rate swaps and a $0.5 million non-cash charge to Cumulative Effect of Accounting Change for an interest rate cap.

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. ACL adopted SFAS No. 140 on April 1, 2001. The adoption required the consolidation of ACL Funding Corp., a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to Retained Earnings of $989 in the second quarter 2001.

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS No. 141”), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. ACL will apply the provisions of SFAS No. 141 to any future business combinations.

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 142 is effective beginning on January 1, 2002. Upon adoption, ACL will be required to perform a transitional impairment test under SFAS No. 142 for all goodwill recorded as of January 1, 2002. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS No. 142 on ACL’s results of operations for all periods beginning on or after January 1, 2002 will be to eliminate amortization of goodwill. Management of ACL has not performed a transitional impairment test under SFAS No. 142 and accordingly cannot estimate the impact of the adoption of SFAS No. 142 as of January 1, 2002.

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

PART II

OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K.

Exhibits

There are no exhibits filed with this report.

Reports on Form 8-K

There were no reports on Form 8-K filed in the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2001

AMERICAN COMMERCIAL LINES LLC
(Registrant)

By: /s/ James J. Wolff
Name:      James J. Wolff
Title:       Senior Vice President and
                Chief Financial Officer
                (Principal Accounting Officer)