Form 10-Q
period 2001-09-28
AMERICAN COMMERCIAL LINES LLC
filed 2001-11-09
CIK 1068078

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001

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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 28, 2001, the registrant had 100 membership interests outstanding.

INDEX

Page Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

1. Condensed Consolidated Statement of Earnings for the
Quarters Ended September 28, 2001 and September 29, 2000	2

2. Condensed Consolidated Statement of Cash Flows for the
Quarters Ended September 28, 2001 and September 29, 2000	3

3. Condensed Consolidated Statement of Financial Position
At September 28, 2001 and December 29, 2000	4

4. Condensed Consolidated Statement of Member’s Deficit
At September 28, 2001	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	25

Signature	25

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in Thousands)

	Quarters Ended		Nine Months Ended
	September 28, 2001	September 29, 2000 As Restated	September 28, 2001	September 29, 2000 As Restated
	(Unaudited)		(Unaudited)
OPERATING REVENUE	$ 207,341	$ 205,738	$ 573,323	$ 566,673
OPERATING EXPENSE
Materials, Supplies and Other	87,667	88,142	258,672	243,070
Rent	14,249	14,254	42,765	35,795
Labor and Fringe Benefits	41,807	40,895	123,130	122,705
Fuel	23,915	22,793	71,606	63,414
Depreciation and Amortization	14,107	14,561	42,473	41,364
Gain on Property Dispositions	(5,032)	(56)	(16,106)	(1,836)
Taxes, Other Than Income Taxes	6,464	6,932	19,859	19,851

	183,177	187,521	542,399	524,363

OPERATING INCOME	24,164	18,217	30,924	42,310
OTHER EXPENSE (INCOME)
Interest Expense	16,959	17,969	55,039	52,946
Other, Net	1,426	(160)	(680)	(1,621)
Gain on Sale of Watercom	--	(11,418)	--	(11,418)

	18,385	6,391	54,359	39,907

EARNINGS (LOSS) BEFORE INCOME TAXES,
EXTRAORDINARY ITEMS AND CUMULA-
TIVE EFFECT OF ACCOUNTING CHANGE	5,779	11,826	(23,435)	2,403
INCOME TAXES	89	3,394	351	4,184

EARNINGS (LOSS) BEFORE EXTRA-
ORDINARY ITEMS AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE	5,690	8,432	(23,786)	(1,781)
EXTRAORDINARY ITEMS - GAIN/(LOSS) ON
EARLY EXTINGUISHMENT OF DEBT	--	--	1,885	(734)
CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	--	--	(490)	--

NET EARNINGS (LOSS)	$ 5,690	$ 8,432	$(22,391)	$ (2,515)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (Dollars in Thousands)

	Nine Months Ended
	September 28, 2001	September 29, 2000 As Restated
	(Unaudited)
OPERATING ACTIVITIES
Net Loss	$(22,391)	$(2,515)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	45,757	43,660
Gain on Property Dispositions	(16,106)	(1,836)
Gain on Sale of Watercom	--	(11,418)
Other Operating Activities	(4,409)	(7,125)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(13,291)	(4,509)
Materials and Supplies	(3,840)	6,209
Accrued Interest	(7,471)	4,446
Other Current Assets	(4,214)	(4,990)
Other Current Liabilities	22,845	9,044

Net Cash (Used in) Provided by Operating Activities	(3,120)	30,966

INVESTING ACTIVITIES
Property Additions	(13,025)	(18,986)
Purchase of Barging Assets	--	(31,500)
Proceeds from Property Dispositions	22,911	3,615
Proceeds from Sale of Terminals	8,241	13,600
Proceeds from Sale of Restricted Investment	--	25,288
Other Investing Activities	(5,750)	(3,009)

Net Cash Provided by (Used in) Investing Activities	12,377	(10,992)

FINANCING ACTIVITIES
Short-Term Borrowings	8,250	8,000
Long Term Debt Repaid	(40,709)	(54,342)
Outstanding Checks Net of Deposits	(6,672)	5,774
Debt Costs	(3,462)	(789)
Other Financing	102	--

Net Cash Used in Financing Activities	(42,491)	(41,357)

Net Decrease in Cash and Cash Equivalents	(33,234)	(21,383)
Cash and Cash Equivalents at Beginning of Period	59,568	30,841

Cash and Cash Equivalents at End of Period	$ 26,334	$ 9,458

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Dollars in Thousands)

	September 28, 2001	December 29, 2000
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$ 26,334	$ 59,568
Accounts Receivable, Net	56,421	42,828
Materials and Supplies	33,241	29,773
Other Current Assets	27,875	23,660

Total Current Assets	143,871	155,829

PROPERTIES-Net	465,914	509,443
NET PENSION ASSET	25,682	24,512
OTHER ASSETS	102,528	97,754

Total Assets	$ 737,995	$ 787,538

LIABILITIES

CURRENT LIABILITIES
Accounts Payable	$ 43,890	$ 29,730
Accrued Payroll and Fringe Benefits	14,500	14,003
Deferred Revenue	18,325	12,011
Accrued Claims and Insurance Premiums	23,284	21,047
Accrued Interest	10,775	18,246
Short-Term Debt	75,000	66,750
Current Portion of Long-Term Debt	7,418	44,579
Other Current Liabilities	50,225	56,817

Total Current Liabilities	243,417	263,183

LONG-TERM DEBT	608,329	613,476
PENSION LIABILITY	19,142	21,389
OTHER LONG-TERM LIABILITIES	31,972	29,149

Total Liabilities	902,860	927,197

MEMBER'S DEFICIT

Member's Interest	220,074	220,074
Other Capital	161,489	163,315
Retained Deficit	(546,428)	(523,048)

Total Member's Deficit	(164,865)	(139,659)

Total Liabilities and Member's Deficit	$ 737,995	$ 787,538

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT
(Dollars in Thousands)

	Member's Interest	Other Capital	Retained Earnings (Deficit)	Total

Balance at December 25, 1998	$220,047	$ 161,051	$(511,493)	$(130,395)

Comprehensive Income:
Net earnings	--	--	2,970	2,970
Foreign currency translation	--	(337)	--	(337)

Total Comprehensive Income	--	(337)	2,970	2,633

Contribution of capital by CSX	--	1,054	--	1,054
Other	--	--	(4,850)	(4,850)
Issuance of membership interests	27	--	--	27
Cash distribution to partners	--	--	(541)	(541)

Balance at December 31, 1999	220,074	161,768	(513,914)	(132,072)

Comprehensive Loss:
Net loss	--	--	(9,134)	(9,134)
Foreign currency translation	--	(147)	--	(147)

Total Comprehensive Loss	--	(147)	(9,134)	(9,281)

Contribution of capital by CSX	--	1,694	--	1,694

Balance at December 29, 2000	220,074	163,315	(523,048)	(139,659)

Cumulative Effect of Accounting Change
as of December 30, 2000 (Unaudited)	--	(300)	--	(300)

Comprehensive Loss (Unaudited):
Net loss	--	--	(22,391)	(22,391)
Net loss on fuel hedges designated and qualifying
as cash flow hedging instruments	--	(892)	--	(892)
Net loss on interest rate swaps designated and
qualifying as cash flow hedging instruments	--	(941)	--	(941)
Foreign currency translation	--	(5)	--	(5)

Total Comprehensive Loss	--	(1,838)	(22,391)	(24,229)

Contribution of capital by CSX	--	312	--	312
Consolidation of ACL Funding Corp.	--	--	(989)	(989)

Balance at September 28, 2001	$220,074	$ 161,489	$(546,428)	$(164,865)

See accompanying Notes to Condensed Consolidated Financial Statements.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at September 28, 2001 and December 29, 2000, the results of its operations and its cash flows for the quarters and nine months ended September 28, 2001 and September 29, 2000, such adjustments being of a normal recurring nature. Operating results for the quarter and nine months ended September 28, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2001.

While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 2000 audited consolidated financial statements and the notes related thereto included in American Commercial Lines LLC's (ACL's) Form 10-K.

ACL's fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 and 39 weeks ended September 28, 2001 and September 29, 2000, and the fiscal year (52 weeks) ended December 29, 2000.

As disclosed in the 2000 consolidated financial statements and related notes, certain third quarter 2000 amounts as reported in the third quarter 2000 10-Q were restated as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2000	As Restated	September 29, 2000	As Restated
Operating Revenue	$206,661	$205,738	$ 568,003	$ 566,673
Operating Income	19,140	18,217	43,640	42,310
Income (Loss) Before Extraordinary Item	9,355	8,432	(451)	(1,781)
Net Income (Loss)	9,355	8,432	(1,185)	(2,515)

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 2. SIGNIFICANT TRANSACTIONS

During the third quarter 2001, ACL sold a shipyard in Harahan, Louisiana and one towboat. This resulted in a gain of $5.1 which is reported as gain on property dispositions in the condensed consolidated statement of operations.

ACL sold four towboats, a tank barge cleaning facility in Baton Rouge, Louisiana and other assets in the second quarter 2001. This resulted in a gain of $11.0 million that is reported as gain on property dispositions in the condensed consolidated statement of operations. ACL also purchased $5.0 million par value of ACL Senior Notes at a discount in the second quarter. This resulted in a gain on the early extinguishment of debt of $1.9 million which is reported as an extraordinary item in the condensed consolidated statement of operations.

At September 28, 2001 and December 29, 2000 ACL had $52.3 million and $56.0 million, respectively, outstanding under the accounts receivable securitization facility agreement and had $16.0 million and $15.3 million, respectively, of net residual interest in the securitized receivables which is included in Accounts Receivable, Net in ACL’s consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In the first nine months of 2001, ACL received gross proceeds of $19.1 million from the sale of receivables and made gross payments of $22.8 million under this Agreement.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 3. MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	September 28, 2001	December 29, 2000
Raw Materials	$ 2,546	$ 2,805
Work in Process	14,961	9,764
Parts and Supplies	15,734	17,204

	$33,241	$29,773

NOTE 4. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fuel Price Risk Management

ACL uses forward fuel purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company’s forecasted diesel fuel needs for tow boat operations over the next one to twelve months.

ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with SFAS 133, such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of these future agreements is determined based on the correlation between Gulf Coast Spot No. 2 Pipeline Fuel prices and ACL’s diesel fuel purchase prices, which was not material for the quarter ended September 28, 2001.

At September 28, 2001, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $4.4 million and a fair value of approximately $0.9 million (loss), which has been recorded in other current liabilities with the offset to other comprehensive income. The loss will be recognized in earnings within the next ten months.

Interest Rate Risk Management

ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202 million and a fair value of $0.02 million as of September 28, 2001 and is effective through August 11, 2003. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) on the condensed consolidated state

For the quarter and nine months ended September 28, 2001 the entire change in fair value resulted in losses of $0.08 million and $0.2 million, respectively, which are recorded in other expense (income).

ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $0.9 million for its share of these swaps in the nine months ended September 28, 2001.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 5. BUSINESS SEGMENTS

	Reportable Segments
	Barging	Construction	All Other Segments (1)	Total
Quarter ended September 28, 2001
Revenues from external customers	$179,140	$26,486	$ 1,715	$207,341
Intersegment revenues	--	290	--	290
Segment operating income	23,228	645	291	24,164

Quarter ended September 29, 2000
Revenues from external customers	$173,168	$28,596	$ 3,974	$205,738
Intersegment revenues	--	467	1,157	1,624
Segment operating income	16,360	1,387	470	18,217

Nine Months ended September 28, 2001
Revenues from external customers	$489,692	$75,372	$ 8,259	$573,323
Intersegment revenues	--	1,346	4	1,350
Segment operating income	25,508	4,125	1,291	30,924

Nine Months ended September 29, 2000
Revenues from external customers	$459,657	$92,161	$14,855	$566,673
Intersegment revenues	--	2,449	4,308	6,757
Segment operating income	31,294	7,431	3,585	42,310

(1) Financial data for segments below the reporting thresholds are attributable to two operating segments — a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways. The segment providing voice and data communications was sold in 2000.

The following is a reconciliation of ACL’s revenues from external customers and segment earnings to ACL’s consolidated totals.

	Quarters Ended		Nine Months Ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Revenues
Revenues from external customers	$ 207,341	$ 205,738	$ 573,323	$ 566,673
Intersegment revenues	290	1,624	1,350	6,757
Elimination of intersegment revenues	(290)	(1,624)	(1,350)	(6,757)

Operating revenue	$ 207,341	$ 205,738	$ 573,323	$ 566,673

Earnings
Total segment operating income	$ 24,164	$ 18,217	$ 30,924	$ 42,310
Unallocated amounts:
Interest expense	(16,959)	(17,969)	(55,039)	(52,946)
Other, net	(1,426)	11,578	680	13,039

Earnings (loss) before income taxes,
extraordinary items and cumulative
effect of accounting change	$ 5,779	$ 11,826	$(23,435)	$ 2,403

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 6. RELATED PARTIES

ACL and Vectura Group LLC have invested in a new company named Vessel Leasing LLC (“Vessel Leasing”). ACL has recorded its $3.4 million investment in Vessel Leasing in Other Assets at September 28, 2001. ACL also recorded sales of barges to Vessel Leasing in the third quarter and year-to-date of 2001 for $8.1 and $30.4 million, respectively. ACL currently leases vessels from Vessel Leasing.

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

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in Thousands)

NOTE 8. CHANGES IN ACCOUNTING STANDARDS, Continued

In addition, FAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” FAS 142 is effective beginning on December 29, 2001. Upon adoption, ACL will be required to perform a transitional impairment test under FAS 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of FAS 142 on ACL’s results of operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of goodwill. Management of ACL has not performed a transitional impairment test under FAS 142 and accordingly cannot estimate the impact of the adoption FAS 142 as of December 29, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL currently expects to adopt FAS 144 in ACL’s first quarter 2002. Management is currently evaluating the impact of FAS 144 on ACL’s future financial reporting.

NOTE 9. GUARANTOR FINANCIAL STATEMENTS

The $735 million of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100 million, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of September 28, 2001 and December 29, 2000 and for the quarters and nine months ended September 28, 2001 and September 29, 2000.

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Operations for the Quarter Ended September 28, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING REVENUE	$ 193,543	$13,798	$ --	$ 207,341

OPERATING EXPENSE
Materials, Supplies and Other	81,643	6,024	--	87,667
Rent	13,883	366	--	14,249
Labor and Fringe Benefits	40,539	1,268	--	41,807
Fuel	23,662	253	--	23,915
Depreciation and Amortization	12,830	1,277	--	14,107
Gain on Property Dispositions	(5,032)	--	--	(5,032)
Taxes, Other Than Income Taxes	6,453	11	--	6,464

	173,978	9,199	--	183,177

OPERATING INCOME	19,565	4,599	--	24,164

OTHER EXPENSE (INCOME)
Interest Expense	16,959	--	--	16,959
Interest Expense, Affiliate - Net	--	1,616	(1,616)	--
Other, Net	(972)	782	1,616	1,426

	15,987	2,398	--	18,385

EARNINGS BEFORE INCOME TAXES	3,578	2,201	--	5,779

INCOME TAXES	89	--	--	89

NET EARNINGS	$ 3,489	$ 2,201	$ --	$ 5,690

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Operations for the Quarter Ended September 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING REVENUE	$ 193,588	$ 12,150	$ --	$ 205,738

OPERATING EXPENSE
Materials, Supplies and Other	83,332	4,810	--	88,142
Rent	13,905	349	--	14,254
Labor and Fringe Benefits	38,937	1,958	--	40,895
Fuel	21,803	990	--	22,793
Depreciation and Amortization	12,714	1,847	--	14,561
Gain on Property Dispositions	(56)	--	--	(56)
Taxes, Other Than Income Taxes	6,340	592	--	6,932

	176,975	10,546	--	187,521

OPERATING INCOME	16,613	1,604	--	18,217

OTHER EXPENSE (INCOME)
Interest Expense	17,969	--	--	17,969
Interest Expense, Affiliate - Net	--	1,532	(1,532)	--
Other, Net	(1,062)	(630)	1,532	(160)
Gain on Sale of Watercom	(11,418)	--	--	(11,418)

	5,489	902	--	6,391

EARNINGS BEFORE INCOME TAXES	11,124	702	--	11,826

INCOME TAXES	55	3,339	--	3,394

NET EARNINGS (LOSS)	$ 11,069	$(2,637)	$ --	$ 8,432

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Operations for the Nine Months Ended September 28, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING REVENUE	$ 544,680	$ 28,643	$ --	$ 573,323

OPERATING EXPENSE
Materials, Supplies and Other	242,921	15,751	--	258,672
Rent	41,607	1,158	--	42,765
Labor and Fringe Benefits	120,031	3,099	--	123,130
Fuel	71,288	318	--	71,606
Depreciation and Amortization	38,624	3,849	--	42,473
Gain on Property Dispositions	(16,106)	--	--	(16,106)
Taxes, Other Than Income Taxes	19,842	17	--	19,859

	518,207	24,192	--	542,399

OPERATING INCOME	26,473	4,451	--	30,924

OTHER EXPENSE (INCOME)
Interest Expense	55,039	--	--	55,039
Interest Expense, Affiliate - Net	--	4,781	(4,781)	--
Other, Net	(4,702)	(759)	4,781	(680)

	50,337	4,022	--	54,359

(LOSS) EARNINGS BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM	(23,864)	429	--	(23,435)

INCOME TAXES	300	51	--	351

(LOSS) EARNINGS BEFORE
EXTRAORDINARY ITEM	(24,164)	378	--	(23,786)

EXTRAORDINARY ITEM - GAIN ON EARLY
EXTINGUISHMENT OF DEBT	1,885	--	--	1,885

CUMULATIVE EFFECT OF ACCOUNTING
CHANGE	(490)	--	--	(490)

NET (LOSS) EARNINGS	$(22,769)	$ 378	$ --	$(22,391)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Operations for the Nine Months Ended September 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING REVENUE	$ 539,556	$ 27,117	$ --	$ 566,673

OPERATING EXPENSE
Materials, Supplies and Other	229,473	13,597	--	243,070
Rent	34,660	1,135	--	35,795
Labor and Fringe Benefits	116,848	5,857	--	122,705
Fuel	60,953	2,461	--	63,414
Depreciation and Amortization	35,861	5,503	--	41,364
Gain on Property Dispositions	(1,836)	--	--	(1,836)
Taxes, Other Than Income Taxes	18,915	936	--	19,851

	494,874	29,489	--	524,363

OPERATING INCOME	44,682	(2,372)	--	42,310

OTHER EXPENSE (INCOME)
Interest Expense	52,946	--	--	52,946
Interest Expense, Affiliate - Net	--	4,563	(4,563)	--
Other, Net	(4,198)	(1,986)	4,563	(1,621)
Gain on Sale of Watercom	(11,418)	--	--	(11,418)

	37,330	2,577	--	39,907

EARNINGS (LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEM	7,352	(4,949)	--	2,403

INCOME TAXES	95	4,089	--	4,184

EARNINGS (LOSS) BEFORE
EXTRAORDINARY ITEM	7,257	(9,038)	--	(1,781)

EXTRAORDINARY ITEM - LOSS ON EARLY
EXTINGUISHMENT OF DEBT	(734)	--	--	(734)

NET EARNINGS (LOSS)	$ 6,523	$(9,038)	$ --	$ (2,515)

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Operations for the Nine Months Ended September 28, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING ACTIVITIES
Net Loss	$(21,607)	$ (784)	$ --	$(22,391)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	41,908	3,849	--	45,757
Gain on Disposition of Property	(16,106)	--	--	(16,106)
Other Operating Activities	(3,349)	(1,060)	--	4,409)
Changes in Operating Assets and Liabilities:
Accounts Receivable	11,004	(24,295)	--	(13,291)
Materials and Supplies	(3,444)	(396)	--	(3,840)
Accrued Interest	(7,471)	--	--	(7,471)
Other Current Assets	(10,759)	6,545	--	(4,214)
Other Current Liabilities	4,225	18,620	--	22,845

Net Cash (Used in) Provided by Operating
Activities	(5,599)	2,479	--	(3,120)

INVESTING ACTIVITIES
Property Additions	(11,188)	(1,837)	--	(13,025)
Proceeds from Property Dispositions	22,911	--	--	22,911
Proceeds from Sale of Terminals	8,241	--	--	8,241
Other Investing Activities	(6,213)	1,463	(1,000)	(5,750)

Net Cash Provided by (Used in) Investing Activities	13,751	(374)	(1,000)	12,377

FINANCING ACTIVITIES
Short-Term Borrowings	8,250	--	--	8,250
Long-Term Debt Repaid	(40,709)	--	--	(40,709)
Cash Dividends Paid	--	(1,000)	1,000	--
Outstanding Checks Net of Deposits	(6,672)	--	--	(6,672)
Debt Costs	(3,462)	--	--	(3,462)
Other Financing Activities	102	--	--	102

Net Cash Used in Financing Activities	(42,491)	(1,000)	1,000	(42,491)
Net Decrease in Cash and Cash Equivalents	(34,339)	1,105	--	(33,234)
Cash and Cash Equivalents at Beginning of Period	57,289	2,279	--	59,568

Cash and Cash Equivalents at End of Period	$ 22,950	$ 3,384	$ --	$ 26,334

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (As Restated)
Condensed Combining Statement of Operations for the Nine Months Ended September 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

OPERATING ACTIVITIES
Net Loss	$ 6,523	$(9,038)	$ --	$(2,515)
Adjustments to Reconcile Net Loss to Net Cash
(Used in) Provided by Operating Activities:
Depreciation and Amortization	38,157	5,503	--	43,660
Gain on Property Dispositions	(1,836)	--	--	(1,836)
Gain on Sale of Watercom	(11,418)	--	--	(11,418)
Other Operating Activities	(4,627)	(2,498)	--	(7,125)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(5,609)	1,100	--	(4,509)
Materials and Supplies	6,717	(508)	--	6,209
Accrued Interest	4,446	--	--	4,446
Other Current Assets	(9,469)	4,479	--	(4,990)
Other Current Liabilities	2,161	6,883	--	9,044

Net Cash Provided by Operating Activities	25,045	5,921	--	30,966

INVESTING ACTIVITIES
Property Additions	(17,566)	(1,420)	--	(18,986)
Purchase of Barging Assets	(31,500)	--	--	(31,500)
Proceeds from Property Dispositions	3,615	--	--	3,615
Proceeds from Sale of Watercom	13,600	--	--	13,600
Proceeds from Sale of Restricted Investment	25,288	--	--	25,288
Other Investing Activities	(2,720)	533	(822)	(3,009)

Net Cash Used in Investing Activities	(9,283)	(887)	(822)	(10,992)

FINANCING ACTIVITIES
Short-Term Borrowing	8,000	--	--	8,000
Long-Term Debt Repaid	(54,342)	(775)	775	(54,342)
Outstanding Checks Net of Deposits	5,774	--	--	5,774
Debt Costs	(789)	--	--	(789)
Other Financing Activities	--	(47)	47	--

Net Cash Used in Financing Activities	(41,357)	(822)	822	(41,357)

Net (Decrease) Increase in Cash and Cash Equivalents	(25,595)	4,212	--	(21,383)
Cash and Cash Equivalents at Beginning of Period	29,238	1,603	--	30,841

Cash and Cash Equivalents at End of Period	$ 3,643	$ 5,815	$ --	$ 9,458

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at September 28, 2001
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 22,950	$ 3,384	$ --	$ 26,334
Accounts Receivable - Net	21,312	35,109	--	56,421
Materials and Supplies	31,955	1,286	--	33,241
Other Current Assets	35,411	(7,536)	--	27,875

Total Current Assets	111,628	32,243	--	143,871

PROPERTIES - NET	428,153	37,761	--	465,914
NET PENSION ASSET	25,682	--	--	25,682
OTHER ASSETS	151,385	51,407	(100,264)	102,528

Total Assets	$ 716,848	$ 121,411	$(100,264)	$ 737,995

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 42,587	$ 1,303	$ --	$ 43,890
Accrued Payroll and Fringe Benefits	14,500	--	--	14,500
Deferred Revenue	18,325	--	--	18,325
Accrued Claims and Insurance Premiums	23,284	--	--	23,284
Accrued Interest	10,775	--	--	10,775
Short-Term Debt	75,000	--	--	75,000
Current Portion of Long-Term Debt	7,418	--	--	7,418
Other Current Liabilities	31,700	18,525	--	50,225

Total Current Liabilities	223,589	19,828	--	243,417

LONG-TERM NOTE PAYABLE TO AFFILIATE	--	87,267	(87,267)	--
LONG-TERM DEBT	608,329	--	--	608,329
PENSION LIABILITY	19,142	--	--	19,142
OTHER LONG-TERM LIABILITIES	30,653	1,319	--	31,972

Total Liabilities	881,713	108,414	(87,267)	902,860

MEMBER'S DEFICIT

Member's Interest	220,074	--	--	220,074
Other Capital	161,489	53,183	(53,183)	161,489
Retained Deficit	(546,428)	(40,186)	40,186	(546,428)

Total Member's Deficit	(164,865)	12,997	(12,997)	(164,865)

Total Liabilities and Member's Deficit	$ 716,848	$ 121,411	$(100,264)	$ 737,995

AMERICAN COMMERCIAL LINES LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combining Statement of Financial Position at December 29, 2000
(Dollars in Thousands)

	Guarantor Subsidiaries	Other Subsidiaries	Eliminations	Combined Totals

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$ 57,288	$ 2,280	$ --	$ 59,568
Accounts Receivable - Net	32,608	10,220	--	42,828
Materials and Supplies	28,883	890	--	29,773
Other Current Assets	24,823	(1,163)	--	23,660

Total Current Assets	143,602	12,227	--	155,829

PROPERTIES - NET	469,714	39,729	--	509,443
NET PENSION ASSET	24,512	--	--	24,512
OTHER ASSETS	141,534	51,128	(94,908)	97,754

Total Assets	$ 779,362	$ 103,084	$(94,908)	$ 787,538

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$ 28,536	$ 1,194	$ --	$ 29,730
Accrued Payroll and Fringe Benefits	14,003	--	--	14,003
Deferred Revenue	12,011	--	--	12,011
Accrued Claims and Insurance Premiums	21,047	--	--	21,047
Accrued Interest	18,246	--	--	18,246
Short-Term Debt	66,750	--	--	66,750
Current Portion of Long-Term Debt	44,579	--	--	44,579
Other Current Liabilities	50,918	5,899	--	56,817

Total Current Liabilities	256,090	7,093	--	263,183
LONG-TERM NOTE PAYABLE TO AFFILIATE	--	86,700	(86,700)	--

LONG-TERM DEBT	613,476	--	--	613,476
PENSION LIABILITY	21,389	--	--	21,389
OTHER LONG-TERM LIABILITIES	28,066	1,083	--	29,149

Total Liabilities	$ 919,021	$ 94,876	($ 86,700)	$ 927,197

MEMBER'S DEFICIT

Member's Interest	220,074	--	--	220,074
Other Capital	163,315	46,820	(46,820)	163,315
Retained Deficit	(523,048)	(38,612)	38,612	(523,048)

Total Member's Deficit	(139,659)	8,208	(8,208)	(139,659)

Total Liabilities and Member's Deficit	$ 779,362	$ 103,084	$(94,908)	$ 787,538

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

On May 25, 2001 ACL entered into an agreement to sell substantially all of the terminals of its wholly owned terminal subsidiary, American Commercial Terminals LLC (“ACT”), other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee to Global Material Services LLC (“GMS”), a joint venture between ACT, and Mid-South Terminal Company, L.P., an unaffiliated third party. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was transferred on June 29, 2001.

On October 24, 2000 ACL entered into an agreement with Ultrapetrol Bahamas Limited (“Ultrapetrol”) to combine the inland river barge transportation divisions of the two companies operating on the Parana/Paraguay River system in South America. ACL’s 80% majority owned subsidiary, ACBL Hidrovias Limited, has a 50% ownership interest in the newly formed, joint venture company, UABL Limited (“UABL”). UABL operates 20 towboats and a combined fleet of 343 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

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

RESULTS OF OPERATIONS

Quarter Ended September 28, 2001 Compared with Quarter Ended September 29, 2000

Operating Revenue. Operating revenue for the quarter ended September 28, 2001 increased 0.8% to $207.3 million from $205.7 million for the quarter ended September 29, 2000. The revenue increase was primarily due to higher domestic and international barging revenue offset by reduced revenue as a result of the sale of the ACT terminals and the sale of Watercom. The increased barging revenue was also offset by lower revenue at ACL’s marine construction subsidiary, Jeffboat LLC (“Jeffboat”).

Domestic barging revenue increased $4.3 million to $165.3 million due to improved freight rates for grain, liquid, and bulk commodities, improved domestic coal volume and increased freight rates from contract fuel adjustments. The increased domestic barging revenue was partially offset by reduced loads per barge due to lower northbound bulk commodity volume. Liquid barging revenue was also negatively impacted by reduced demand for caustic soda and styrene freight, although liquid rates before fuel adjustments remain above third quarter 2000 levels due to term contract renewals.

International revenue increased $1.6 million to $13.8 million due to the return of an uninterrupted operating pattern to barging operations in Venezuela after last year’s third quarter shut down from an accident, unrelated to the barging operation, at the customer’s unloading dock. Additional revenue from the operation of an unloading crane in Venezuela and the start of barging operations in the Dominican Republic also contributed to the positive variance. The international revenue increase was partially offset by ACL’s share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 as opposed to the consolidating of revenue from the Argentine operation in the previous year third quarter. Revenue at Jeffboat decreased $2.1 million to $26.5 million due to lower volume of hopper barge construction.

Operating Expense. Operating expense for the quarter ended September 28, 2001 decreased 2.3% to $183.2 million from $187.5 million in the third quarter of 2000. Domestic barging expense decreased $0.3 million to $146.0 million primarily due to a gain on the sale of a marine equipment repair facility at Harahan, Louisiana and the gain on the sale of one towboat. Domestic barging materials, supplies and other expense decreased due to lower boat repair cost and lower consulting cost. These gains were partially offset by increased labor and fringe benefit costs and a higher net fuel price that includes a loss on the fuel hedge. Fuel price before the effect of user tax and hedging was 81 cents per gallon in the third quarter of 2001 on a volume of 25.9 million gallons compared to 84 cents per gallon in the third quarter of 2000. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by contract rate adjustments. Contract adjustments along with the hedging program protect approximately 80% of ACL’s fuel consumption. International barging expenses decreased $1.3 million to $9.2 million primarily due to expenses associated with ACL’s share of UABL’s earnings in the third quarter of 2001 being reported on a net basis in other income compared to consolidating expense from the Argentine operation in the third quarter of 2000. The international expense reduction was partially offset by increased cost in Venezuela from the terminal operation and additional barge freight deliveries. Jeffboat’s expenses decreased $1.4 million to $25.8 million due to the lower volume of hopper barge construction.

Operating Income. Operating income for the quarter ended September 28, 2001 increased $6.0 million to $24.2 million compared to $18.2 million for the third quarter 2000, due to the reasons discussed above.

Interest Expense. Interest expense for the third quarter of 2001 decreased $1.0 million to $17.0 million from $18.0 million for the same period in 2000. The decrease is due to lower base interest rates partially offset by a higher interest rate margin and a higher outstanding debt balance on ACL’s senior credit facilities, which consist of certain term loans (the “Term Loans”) and a revolving credit facility which provides for revolving loans and the issuance of letters of credit of up to $100.0 million (the “Revolving Credit Facility”) (the Term Loans and Revolving Credit Facility are collectively referred to as the “Senior Credit Facilities,” all of which are more fully defined in ACL’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000).

Earnings (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The earnings before income taxes, extraordinary item and cumulative effect of accounting change were $5.8 million for the third quarter 2001 compared to $11.8 million for the same period in 2000. The third quarter 2000 earnings included $11.4 million in gain on the sale of Watercom.

Income Taxes. Income taxes for the quarter were $0.1 million, compared to $3.4 million in the third quarter of last year. The higher taxes in 2000 were due to foreign income taxes related to the Argentine based operation. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Earnings (Loss) Before Extraordinary Item and Cumulative Effect of Accounting Change. The earnings before extraordinary item and cumulative effect of accounting change were $5.7 million for the third quarter of 2001 compared to $8.4 million for the same period in 2000 due to the reasons discussed above.

Net Earnings (Loss). Net earnings for the quarter were $5.7 million compared to $8.4 million in the same period last year due to the reasons discussed above.

Nine Months Ended September 28, 2001 Compared with Nine Months Ended September 29, 2000

Operating Revenue. Operating revenue for the nine months ended September 28, 2001 increased 1.2% to $573.3 million from $566.7 million for the nine months ended September 29, 2000. The revenue increase was primarily due to the addition of the Peavey barges and favorable fuel price adjustments on certain long term, domestic barging contracts, partially offset by reduced loads per barge due to ice and flood delays, lower volume at Jeffboat and reduced demand for liquid freight.

Domestic barging revenue increased $28.5 million to $461.0 million due to the addition of revenue from the Peavey barges, improved barging freight rates for liquid, bulk and grain commodities and increased freight rates from contract fuel adjustments. The increased domestic revenue was partially offset by reduced loads per barge due to severe ice conditions on the Mississippi and Illinois Rivers in the first quarter of 2001 and the closure of the upper Mississippi River due to flooding during the second quarter of 2001. Increases in domestic barging revenue were also partially offset by reduced demand for liquid freight and a reduction in the contract rate for one of ACL’s electric utility customers. Despite lower demand for liquid freight, liquid freight rates before fuel adjustments are above the first nine months of 2000 levels due to term contract renewals.

International revenue increased $1.5 million to $28.6 million due to a higher volume of bauxite freight in Venezuela, the continuance of a terminal operation in Venezuela that began in the fourth quarter of 2000 and payments for minimum contracted tonnage in Venezuela. The start up of a barging operation in the Dominican Republic also contributed to the increase. The increase was partially offset by ACL’s share of the net earnings from UABL being reported, net of expenses, as an other income item in the first nine months of 2001 compared to the consolidating of revenue from the Argentine operation during the first nine months of 2000. Revenue at Jeffboat decreased $16.8 million to $75.4 million primarily due to lower volume of hopper barge sales and an increase in the number of hoppers completed for ACL’s leasing program on which the profit portion of revenue is deferred. No towboat construction revenue being recognized in the first nine months of 2001 as compared to revenue from the construction of one towboat recognized in the first nine months of 2000 also contributed to the decline. Tanker barge construction volume at Jeffboat remained steady for the first nine months of 2001 as compared to the first nine months of 2000, with increases in large tanker sales partially offset by a reduction in the sales of smaller tankers.

Operating Expense. Operating expense for the nine months ended September 28, 2001 increased 3.4% to $542.4 million from $524.4 million in the first nine months of 2000. Domestic barging expense increased $41.3 million to $440.3 million due to increased operating, barge charter and depreciation expense from the addition of the Peavey barges, increased fuel price and fuel related increases in towing expense and increased operating cost associated with heavy ice on the Mississippi and Illinois Rivers. These increases were partially offset by gains on asset sales. Fuel price, before the effect of user tax and hedging, was 84.4 cents per gallon in the first nine months of 2001 on a volume of 79.3 million gallons, compared to 79.6 cents per gallon in the first nine months of 2000. International barging expenses decreased $5.5 million to $23.8 million primarily due to expenses associated with ACL’s share of UABL’s earnings in the first nine months of 2001 being reported on a net basis in other income as compared to consolidating expense from the Argentine operation in the first nine months of 2000. The international expense reduction was partially offset by increased cost from additional barging and terminal volume in Venezuela and from the start of barging operations in the Dominican Republic. Jeffboat’s expense decreased $13.5 million to $71.2 million due to reduced expense as a result of the lower volume of hopper barge construction and to no cost of sales from towboat construction being recognized in the first nine months of 2001 as compared to the cost of sales from one towboat recognized in the first nine months of 2000.

Operating Income. Operating income for the nine months ended September 28, 2001 decreased $11.4 million to $30.9 million compared to $42.3 million for the first nine months of 2000, due to the reasons discussed above.

Interest Expense. Interest expense for the first nine months of 2001 increased to $55.0 million from $52.9 million for the same period in 2000. The increase is due to a higher interest rate margin and a higher outstanding debt balance on the Senior Credit Facilities, partially offset by lower base interest rates on the Senior Credit Facilities.

Earnings (Loss) Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and cumulative effect of accounting change was $23.4 million for the first nine months of 2001 compared to earnings of $2.4 million for the same period in 2000 due to the reasons discussed above.

Income Taxes. Income taxes for the nine months were $0.4 million compared to $4.2 million in the first nine months of last year. The higher taxes in 2000 were due to accrued foreign taxes for the international subsidiaries. ACL passes its U.S. federal and state taxable income to its Parent, whose equity holders are responsible for those income taxes.

Earnings (Loss) Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and cumulative effect of accounting change was $23.8 million for the first nine months of 2001 compared to a loss of $1.8 million for the same period in 2000 due to the reasons discussed above.

Extraordinary Items – Gain (Loss) on Early Extinguishment of Debt. The gain on early extinguishment of debt was $1.9 million for the first nine months of 2001 compared to a loss of $0.7 million for the same period in 2000. The gain for the first nine months of 2001 is a result of ACL’s purchase in the open market of $5.0 million par value of a portion of ACL’s unsecured bonds (the “Senior Notes”) for a discount. The loss for the first nine months of 2000 was due to the early redemption premium on certain terminal revenue refunding bonds.

Cumulative Effect of Accounting Change. The cumulative effect of accounting change was a loss of $0.5 million for the first nine months of 2001 due to recognition of a loss on the fair value of an interest rate cap as a result of ACL’s adoption of FASB Statement No. 133 as of December 30, 2000.

Net Earnings (Loss). Net loss for the first nine months of 2001 was $22.4 million compared to loss of $2.5 million for the same period last year, due to the reasons discussed above.

Outlook

ACL’s 2001 domestic barging revenue should continue at a higher level than in 2000 due to the absence of last year’s market disruption from genetically altered corn seed and last year’s unusually early closure of the Illinois river. Improved market rates for grain, bulk and liquid commodities will also continue to positively affect year over year comparisons. The U.S. Department of Agriculture currently forecasts U.S. corn exports of 2.05 billion bushels for the crop year beginning September 1, 2001, a 5% increase over the estimate for the previous crop year.

The average price of fuel consumed by ACBL vessels is expected to remain consistent with current market prices resulting in a price per gallon in the fourth quarter of 2001 significantly lower than the price in the fourth quarter of 2000. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses and a fuel hedge program which provide protection for approximately 80% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources

As of September 28, 2001, ACL had outstanding indebtedness of $690.7 million, including $320.4 million drawn under the Term Loans, $75.0 million drawn under the Revolving Credit Facility, $295.0 million aggregate principal amount of Senior Notes and other notes outstanding of $0.3 million. In addition, ACL had $2.1 million in outstanding capital lease obligations and had securitized $52.3 million of the trade receivables of two subsidiaries as of the end of the quarter.

The Senior Credit Facilities and the indenture pursuant to which the Senior Notes were issued (the “Indenture”) contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios which could lead to an event of default, which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

As reported in ACL’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, management has operating and financial plans in place to comply with the covenants of the Senior Credit Facilities, as amended effective December 29, 2000, and the Indenture. Management expects these plans to be realized; however, economic events or weather related conditions could occur and negatively impact ACL’s ability to meet its plan for 2001. Subsequent to December 31, 2001, certain covenant requirements revert to those specified in the original Senior Credit Facilities which are more restrictive than the amended covenants and certain covenants added in the amendment also become more restrictive. Failure to meet these covenants could have a material adverse effect on ACL. There is no assurance that ACL will be able to meet these covenant requirements in 2001 or 2002 and the company may need to renegotiate certain of the financial covenants in the Senior Credit Facilities in the first quarter of 2002. ACL has retained a financial advisor, Greenhill & Co., LLC, to assist the company in exploring strategic financing alternatives.

Management has performed a cash flow projection through the end of the first quarter of 2002. Such cash flow analysis indicates that cash generated from operations is sufficient to fund ACL’s cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments, through the end of the first quarter of 2002. ACL may from time to time, borrow under the Revolving Credit Facility.

ACL’s cash balance was $26.3 million as of September 28, 2001. Cash used in operating activities totaled $0.9 million for the first nine months of 2001 compared to cash provided by operating activities of $31.0 million for the first nine months of 2000. The increase in cash used was primarily due to lower operating earnings, partially offset by a difference in the timing of cash disbursements related to trade payables.

Capital expenditures are expected to be $20 million for 2001, with most expenditures being for marine equipment maintenance. As of September 28, 2001, a total of $13.0 million had been spent, including $1.5 million for the start of a six barge operation in the Dominican Republic. ACL will continue to lease newly constructed equipment from third parties.

Proceeds of $32.9 million from asset sales, the sale of the terminals and the sale of additional minority interest were used to reduce the outstanding balance under the Term Loans during the first nine months of 2001. On October 25, 2001, ACL complied with a condition of an amendment to the Senior Credit Facilities by repaying an aggregate principal amount of $40 million of the Term Loans as of that date.

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

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 also includes provisions that require additional disclosures in the financial statements for fiscal years ending after December 15, 2000. ACL adopted SFAS No. 140 on April 1, 2001. The adoption required the consolidation of ACL Funding Corp., a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to Retained Earnings of $0.99 million in the third quarter 2001.

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

In addition, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS No. 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS No. 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS No. 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS No. 142 is effective beginning on December 29, 2001. Upon adoption, ACL will be required to perform a transitional impairment test under SFAS No. 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS No. 142 on ACL’s results of operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of goodwill. Management of ACL has not performed a transitional impairment test under SFAS No. 142 and accordingly cannot estimate the impact of the adoption of SFAS No. 142 as of December 29, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (FAS 121), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of FAS 144 are to address significant issues relating to the implementation of FAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL currently expects to adopt FAS 144 ACL’s first quarter 2002. Management is currently evaluating the impact of FAS 144 on ACL’s future financial reporting.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Important factors that could cause actual results to differ materially from our expectations include the effect of global economic conditions and the impact of the terrorist attacks on September 11, 2001, the effect (including possible increases in the cost of doing business) resulting from war and terrorist activities or political uncertainties.

There have been no other material changes to ACL’s exposure to market risks discussed in Item 7A of ACL’s 2000 Annual report on Form 10-K for the year ended December 29, 2000.

PART II

OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits. There are no exhibits filed with this report.

Reports on Form 8-K. There were no reports on Form 8-K filed in the third quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November ___, 2001

AMERICAN COMMERCIAL LINES LLC
(Registrant)

By: /s/ James J. Wolff
Name:      James J. Wolff
Title:       Senior Vice President and
                Chief Financial Officer
                (Principal Accounting Officer)