Form 10-K405
period 2001-12-28
AMERICAN COMMERCIAL LINES LLC
filed 2002-03-28
CIK 1068078

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 28, 2001



                                   OR




    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                        Commission file number 333-62227

                             ---------------------

                         AMERICAN COMMERCIAL LINES LLC
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                      52-2106600
        (State or Other Jurisdiction                           (IRS Employer
      of Incorporation or Organization)                     Identification No.)

           1701 EAST MARKET STREET
           JEFFERSONVILLE, INDIANA                                 47130
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE.
      AS OF DECEMBER 28, 2001, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS
                                  OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     - general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports; and

     - annual worldwide weather conditions, particularly those affecting North and South America.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. "Business -- Risks Associated With Our Business" and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

                                     PART I

ITEM 1.  BUSINESS

HISTORY

     American Commercial Lines LLC ("ACL"), a Delaware limited liability company, was formed in April 1998 in connection with the conversion by merger of its predecessor American Commercial Lines, Inc. ("ACL Inc."), a Delaware corporation, into a limited liability company. ACL Inc. was formed in 1953 as the holding company for a family of barge transportation and marine service companies with an operating history beginning in 1915.

     In 1998, ACL was recapitalized by its owners pursuant to a Recapitalization Agreement, dated April 17, 1998, among CSX Corporation ("CSX"), Vectura Group Inc., a Delaware corporation now Vectura Group LLC ("Vectura"), a Delaware limited liability company, ACL's parent American Commercial Lines Holdings LLC (the "Parent"), a Delaware limited liability company, ACL and National Marine, Inc., a Delaware corporation now National Marine LLC ("National Marine"), a Delaware limited liability company, whereby the Parent completed a recapitalization in a series of transactions (the "Recapitalization") and combined the barging operations of Vectura, National Marine and their subsidiaries with that of ACL.

     To finance the Recapitalization, ACL incurred secured debt under a Credit Agreement, dated June 30, 1998, with certain lenders and J.P. Morgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June, 2007 (collectively the "Term Loans") and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June, 2005 (the "Revolving Credit Facility"). ACL also issued $300.0 million of unsecured 10 1/4% Senior Notes due June 2008 (the "Senior

Notes"), pursuant to an indenture (the "Indenture") with United States Trust Company of New York, as trustee.

POTENTIAL ACQUISITION AND RECAPITALIZATION OF ACL

     As previously reported, ACL has been pursuing strategic financial restructuring alternatives. On March 15, 2002, ACL entered into a definitive recapitalization agreement (the "Recapitalization Agreement") regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("Danielson"). Under the terms of the Danielson Recapitalization, Danielson would acquire 100% of the membership interests of the Parent. ACL's present indirect preferred equity holders would receive approximately $7.0 million in cash. ACL's management will receive approximately $1.7 million of restricted Danielson common stock. In addition, Danielson will deliver $25.0 million in cash and approximately $58.5 million of ACL's Senior Notes, to ACL Holdings in connection with the transaction. Danielson currently expects to fund the acquisition through a rights offering to its existing security holders, upon terms and conditions to be determined. However, consummation of the Recapitalization Agreement is not conditioned on the successful completion of the rights offering.

     The Danielson Recapitalization will result in a reduction of ACL's senior secured bank debt incurred under the Senior Credit Facilities and the restructuring of the Senior Notes pursuant to an exchange offer and consent solicitation in which $236.5 million of the existing Senior Notes (all notes held by parties other than Danielson) would be exchanged for $120.0 million of new 11 1/4% senior notes due January 1, 2008 ("New Senior Notes") and approximately $116.5 million of new 12% pay-in-kind senior subordinated notes due July 1, 2008 ("PIK Notes"). Senior Notes held by Danielson would be retired in conjunction with the Danielson Recapitalization. ACL would also issue additional New Senior Notes in an aggregate principal amount equal to the accrued and unpaid interest on its existing Senior Notes, other than those held by Danielson, through the effective date of the transaction up to $20.0 million, and to the extent that such accrued and unpaid interest exceeds $20.0 million, additional PIK Notes in an amount equal to such excess would be issued.

     The Recapitalization Agreement provides that the exchange offer and consent solicitation will be made in reliance on a registration exemption provided by
Section 3(a)(9) under the Securities Act of 1933, conditioned on the minimum participation of 95% of the outstanding principal amount of ACL's outstanding Senior Notes, as to which noteholders holding more than two-thirds of the outstanding principal amount of such notes have agreed to tender. In the event that the exchange offer and consent solicitation is not consummated by June 15, 2002, the Recapitalization Agreement provides for the implementation of the Danielson Recapitalization through a voluntary prepackaged bankruptcy plan under Chapter 11 of the Bankruptcy Code, as to which noteholders holding more than two-thirds of the outstanding principal amount of ACL's outstanding Senior Notes have agreed to accept.

     In order to assist in the consummation of the Danielson Recapitalization, ACL has received forbearance agreements from its senior secured lenders pending the negotiation and execution of definitive documentation relating to the amendment of ACL's Senior Credit Facilities satisfactory to the parties.

GENERAL

     ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction and terminal services. ACL, through its domestic barging subsidiary American Commercial Barge Line LLC ("ACBL"), is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving

Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL's position as a leader in South American barging was expanded on October 24, 2000, when an ACL 80% owned subsidiary, ACBL Hidrovias, Ltd. ("ACBLH") entered into an agreement with UP River (Holdings) Ltd. ("Ultrapetrol") to combine the inland river barge transportation divisions of Ultrapetrol and ACBLH which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the newly formed company, UABL Limited ("UABL"). UABL operates 20 towboats and a combined fleet of 374 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

     At year end, ACBL's combined barge fleet was the largest in the United States, consisting of 3,859 covered and 659 open barges, used for the transportation of dry cargo, and 436 tank barges used for transportation of liquid cargo. ACBL's barge fleet is supported by the largest towboat fleet in the United States, consisting of 187 towboats at year end. ACBL has a strong and diverse customer base consisting of several of the leading industrial and agricultural companies in the United States.

     ACBL has numerous long-standing customer relationships, with 19 of its top 25 customers having been customers of ACBL for over 20 years. In many cases, these relationships have resulted in multi-year contracts with these customers. Certain long-term contracts provide for minimum tonnage or requirements guarantees, which allow ACBL to plan its logistics more effectively. Historically, a majority of ACBL's contracts for non-grain cargoes are at a fixed price, increasing the stability and predictability of operating revenue.

     ACL, through its Jeffboat LLC ("Jeffboat") subsidiary, designs and manufactures towboats and barges for ACBL, other ACL subsidiaries and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates two river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for coal and liquid commodity products moving between barge, truck and rail. Other terminal locations are owned or operated by Global Materials Services LLC ("GMS"), a joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party. Through its Louisiana Dock Company LLC ("LDC") subsidiary, ACL maintains facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL but also to third-party customers.

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

     Over the past several years, ACL has been able to successfully complete and integrate multiple large acquisitions, including SCNO Barge Lines, Inc., Hines American Lines, Inc., The Valley Line Company, and the barging operations of Continental Grain Company, National Marine and Peavey Barge Line and the assets of the other inland marine transport divisions of ConAgra, Inc. ("Peavey"). Based upon the success of these acquisitions, combined with ACL's ability to provide long-term, reliable service to its customers, ACL believes that it is particularly well-positioned to continue to grow through strategic acquisitions in its core business lines.

     In recent years, ACL also has become the leading provider of river barge transportation in South America. ACL conducts its international operations mainly through American Commercial Lines International LLC and its foreign subsidiaries, ACBL de Venezuela, C.A., ACBL Domincana SA and ACBL Hidrovias, Ltd. (collectively, "ACL International"), and through its investment in UABL. ACL International's fleet consisted at year end of six covered and 113 open hopper barges, three tank barges, seven deck barges and six towboats. Through UABL, ACL International participates in the operation of an additional 298 covered hoppers, 40 open hopper barges, 36 tank barges and 20 boats. ACL International entered the South American market in 1993 by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL International's strategy has been to serve customers that require reliable, low-cost marine transportation abroad. ACL International works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL International has become the leading provider of barge transportation on the Orinoco River in Venezuela and, through UABL, the leading provider of barge transportation on the Parana/ Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Through formation of the ACBL Dominicana SA subsidiary in 2001, ACL International also began operations on the Higuamo River in the Dominican Republic. Because demand for transportation in South America is expected to grow and there are several consolidation opportunities in the South American market, ACL International has the opportunity to broaden the scope of its operations over the long term.

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

     Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. ACL's management believes the consolidation process will continue. Following Ingram Industry Inc.'s (which operates 1,700 barges and 62 towboats) acquisition of Midland Enterprises Inc. (which operates 2,300 barges and 80 towboats) on January 24, 2002, there are five major domestic barging companies that operate more than 1,000 barges. There are also 13 mid-sized operators that operate over 200 barges, and approximately 14% of the barging capacity is held by small carriers that operate fewer than 200 barges. As the industry continues to consolidate, ACL believes that it will be well-positioned to realize cost savings and synergies by merging smaller operators into its existing network.

COMPANY OPERATIONS

  DOMESTIC BARGING

     In 2001, ACBL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel/other bulk commodities, grain, coal and liquids. ACBL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACBL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACBL's fleet consisted of 4,518 dry cargo hopper barges and 436 double-skinned tank barges. ACBL operated 1,652 of these dry cargo hopper barges and 41 of these tank barges pursuant to charter agreements. The charter agreements have expiration dates ranging from one to fifteen years. ACBL expects generally to be able to renew or replace such charter agreements as they expire. Although ACBL does not expect to purchase a material number of new barges in the year 2002, ACBL has a program to renew its fleet through which certain third party lenders or entities will acquire new equipment from Jeffboat and lease that equipment to ACBL. ACBL anticipates that it will obtain 165 new barges through this program in 2002.

                    DOMESTIC FLEET PROFILE BY BARGE TYPE(1)

                                                                          AVERAGE AGE
                                                                            (YEARS)
                                                            NUMBER OF   ---------------
BARGE TYPES                                                  BARGES     ACBL   INDUSTRY
-----------                                                 ---------   ----   --------
Covered Hoppers...........................................    3,859      17       16
Open Hoppers..............................................      659      24       14
Tank Barges...............................................      436      20       21
                                                              -----      --       --
          Total...........................................    4,954      18       16
                                                              =====      ==       ==

---------------

(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below, "International Barging."

     In addition, at year end ACBL operated 187 towboats with an average age of approximately 25 years. No comparative industry data is available with respect to towboats. At year end, forty-seven of these towboats were operated by ACBL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to five years. ACBL expects to be able to renew such charter agreements as they expire.

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

                       DOMESTIC TOWBOATS BY HORSEPOWER(1)

                                                              NUMBER OF   AVERAGE AGE
HORSEPOWER                                                    TOWBOATS      (YEARS)
----------                                                    ---------   -----------
6,700 -- 10,500.............................................      15          24
5,000 --  6,500.............................................      59          26
1,950 --  4,900.............................................      32          27
1,800 and below.............................................      81          26
                                                                 ---          --
          Total.............................................     187          25
                                                                 ===          ==

---------------

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

                  ACL DOMESTIC BARGING OPERATIONS BY COMMODITY

                                     2001                                2000                                1999
                       ---------------------------------   ---------------------------------   ---------------------------------
                       REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                                           (DOLLARS AND TONNAGE IN MILLIONS)
Grain/Coal...........   $270      42.4    40.9      56.5    $229      38.7    37.2      55.0    $219      39.5    37.6      55.2
Bulk/Steel...........   $167      26.3    23.2      32.0    $153      25.8    22.1      32.7    $137      24.7    21.5      31.6
Liquids..............   $111      17.5     8.3      11.5    $113      19.1     8.3      12.3    $104      18.8     9.0      13.2
Other(1).............   $ 88      13.8      --       0.0    $ 97      16.4      --       0.0    $ 94      17.0      --       0.0
         Total.......   $636     100.0    72.4     100.0    $592     100.0    67.6     100.0    $554     100.0    68.1     100.0
                        ====     =====    ====     =====    ====     =====    ====     =====    ====     =====    ====     =====

---------------

(1) Includes towing and demurrage.

     To support its domestic barging operations, ACL maintains shore-based facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, including five towboat dry-docks and nine barge dry-docks.

  INTERNATIONAL BARGING

     ACL launched its international barging operations in South America in 1993. ACL International currently operates on the Orinoco River, with headquarters in Puerto Ordaz, Venezuela, and through UABL on the Parana/Paraguay River system, with headquarters in Buenos Aires, Argentina. ACL International also operates on the Higuamo River in the Dominican Republic with headquarters in Santa Domingo. International operations generated 5% of ACL's 2001 operating revenue, and management expects revenues from international operations to increase in the coming years. ACL International's expansion in South America has been accomplished by introducing new equipment and technology to the South American river systems, utilizing systems used in the United States, developing new processes to meet local requirements and consolidating operations to improve efficiencies. ACL International expects to use its expertise to expand its barging operations into new regions.

           INTERNATIONAL FLEET PROFILE BY BARGE TYPE (EXCLUDES UABL)

                                                              NUMBER OF   AVERAGE AGE
BARGE TYPES                                                    BARGES       (YEARS)
-----------                                                   ---------   -----------
Covered Hoppers.............................................       6          16
Open Hoppers................................................     113          17
Tank Barges.................................................       3          29
Deck Barges.................................................       7           9
                                                                 ---          --
          Total.............................................     129          17
                                                                 ===          ==

     At year end, ACL International operated 20 dry cargo barges pursuant to charter agreements with expiration dates of one year. ACL International expects generally to be able to renew such charter agreements as they expire. In addition, ACL International operated six towboats.

BARGE AND TOWBOAT DESIGN AND MANUFACTURING

     Jeffboat manufactures both towboats and barges for ACBL, ACL International, Vessel Leasing LLC ("Vessel Leasing," which is a joint venture between ACL and Vectura) and other customers primarily for inland river service, and also produces coastal and offshore equipment and other special purpose vessels such as cruise boats, casino boats, and U.S. Army Corps of Engineers vessels. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. In 2001, Jeffboat was the leading producer of inland barges in the United States, producing more than half of the new supply of inland barges for the barging industry.

     ACL believes that the relationship between its transportation operations and Jeffboat provides a competitive advantage to ACL, permitting optimization of construction schedules and asset utilization between ACL's internal requirements and sales to customers. The relationship also gives Jeffboat's engineers an opportunity to collaborate with ACL's barge operations on innovations that optimize towboat performance and barge life.

TERMINALS

     ACL's terminal subsidiary, ACT, directly operates two facilities located on the Inland Waterways at St. Louis, Missouri and Memphis, Tennessee. GMS, ACL's terminal joint venture, operates 27 terminal or warehouse facilities at Guntersville, Alabama; Jeffersonville and Evansville, Indiana; Louisville, Kentucky; Omaha (two sites) and Nebraska City, Nebraska; Cincinnati, Ohio (two sites); Decatur, Alabama (two sites); Osceola, Helena, Pine Bluff (two sites), West Memphis (two sites) and Ft. Smith (two sites), Arkansas; Chicago, Illinois; Industry, Pennsylvania (three sites); Memphis, Tennessee (two sites); Houston, Texas; and Vlissingen, The Netherlands. GMS also operates four service operations at Battle Creek, Michigan; Mingo Junction, Ohio; Brooklyn Junction, West Virginia; and Vancouver, Canada.

CUSTOMERS

     ACBL's primary customers include many of the nation's major industrial and agricultural companies. ACBL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACBL's top 25 customers accounted for 55% of ACL's fiscal 2001 operating revenue. One customer, Cargill, Inc., accounted for more than 10% of ACL's fiscal 2001 consolidated operating revenue.

     ACBL operates a 24-hour planning center at its headquarters in Jeffersonville, Indiana to provide around-the-clock customer contact and planning capability. In addition to enhanced customer service, the planning center has improved communication between vessels and office staff for more efficient logistics and better asset utilization.

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

     Competition within the barging industry for major commodity contracts is intense. There are a number of companies offering transportation services on the Inland Waterways. Carriers compete not only on the basis of commodity shipping rates, but also with respect to value-added services, including more convenient and flexible scheduling, more timely information and different equipment. ACL believes its vertical integration provides it with a competitive advantage. ACL utilizes its boat and barge repair and vessel fleeting facilities, Jeffboat's shipbuilding capabilities and the geographically broad-based terminals of ACT and GMS to support its core barging business and to offer a combination of competitive pricing and high quality service to its customer base.

     ACL considers Trinity Industries Inc. to be a significant competitor to Jeffboat. ACL believes that in addition to Trinity, Jeffboat's other significant competitors include Bollinger Machine Shop and Shipyard, Inc. and Galveston Shipbuilding Company for barges and Friede Goldman Halter, Inc. and Quality Shipyards, Inc. for towboats, all of which are located primarily on the Gulf of Mexico. These other competitors do not currently manufacture barges, however, should market conditions change they could quickly ready their shipyards to construct inland barges and related equipment.

PROPERTIES

     ACL owns or operates numerous land-based facilities that support its overall marine operations. These facilities include a major construction shipyard, two terminal facilities for cargo transfer and handling throughout the river system, 12 locations (which include 19 separate facilities and service operations) for the staging, fleeting, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 27 terminal facilities and service locations are operated by GMS.

     The significant ACL-owned facilities among these properties include:

     - The Jeffboat shipbuilding facility in Jeffersonville, Indiana is the largest single-site shipyard facility on the Inland Waterways. It is situated on 86 acres with 5,600 feet of frontage on the Ohio River across from Louisville, Kentucky. There are 38 buildings on the property comprising a total of 305,000 square feet under roof.

     - ACL's main office complex is located on 22 acres in Jeffersonville, Indiana. The main building has approximately 140,000 square feet, and five outlying buildings have a total of 25,000 square feet.

GOVERNMENT REGULATION

  GENERAL

     ACL's business is highly regulated and subject to government regulation in the form of international treaties, conventions, national, state and local laws and regulations, and laws and regulations of the flag nations of its vessels, including laws relating to the discharge of materials into the environment. Because such conventions, laws and regulations are regularly reviewed and revised by the issuing governmental bodies, ACL is unable to predict the ultimate costs or impacts of compliance. In addition, ACL is required by various governmental and quasi-governmental agencies to obtain certain permits, licenses and certificates with respect to its business operations. The kinds of permits, licenses and certificates required depend upon such factors as the country of registry, the commodity transported, the waters in which the vessel operates, the nationality of the vessel's crew, the age of the vessel and the status of ACL as owner, operator or charterer. ACL believes that it currently has all permits, licenses and certificates necessary to permit its vessels to operate in their current trades.

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

     During the past several years, the Jones Act cabotage laws have been challenged by interests seeking to facilitate foreign flag competition for trade reserved for U.S. flag vessels under the Jones Act. These efforts have been consistently defeated by large margins in the U.S. Congress. ACL believes that continued efforts may be made to modify or eliminate the cabotage provisions of the Jones Act. If such efforts are successful so as to permit foreign competition, such competition could have an adverse effect on ACL.

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

ENVIRONMENTAL MATTERS

     ACL's operations are subject to federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. ACL devotes resources toward achieving and maintaining compliance with environmental requirements. ACL believes, except as otherwise set forth herein, that it is in material compliance with environmental requirements. However, there can be no assurance that ACL will be at all times in material compliance with all environmental requirements.

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

     - Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA, regarding contamination at the former Dravo Mechling property in Seneca, Illinois. ACL has complied with the terms of the order, which requires performance of site sampling and certain remediation at the site. As a result of these remediation efforts, the site has been materially remediated. The EPA and the State of Illinois have issued "no further remediation" letters to ACL indicating that neither entity will require further remediation. In 2001, ACL sold the Seneca, Illinois property to a third party.

     - Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. The EPA has conducted an environmental site assessment of this property and has approved a work plan to conclude remediation of the site.

     - A group of barge operators, including National Marine, had barges cleaned at the SBA Shipyard in Houma, Louisiana, which is now conducting voluntary environmental remediation. The SBA Shipyard owner who previously funded the cleanup effort has become insolvent and, as a result, the barge operators involved have formed a group to fund remediation. ACL assumed National Marine's liability in this matter pursuant to the Recapitalization. The barge operator group has removed the majority of liquid waste from the site and the EPA has preliminarily approved a work plan to remove the solid waste.

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

     - ACBL has received notice from the EPA that it is a PRP at the State Marine of Port Arthur ("State Marine") and the Palmer Barge Line Superfund Sites in Port Arthur, Texas in regard to approximately 50 barges that were cleaned by State Marine and five barges cleaned by Palmer Barge Line for ACBL in the early 1980s. The EPA has requested that ACBL, and other potentially responsible companies, enter into negotiations for the performance of a Remedial Investigation and Feasibility Study, however, there has been no further action to pursue any response costs from ACBL as a PRP.

     Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

     As of December 28, 2001, ACL had reserves of approximately $0.7 million for environmental matters. ACL believes it has established reasonable and adequate reserves to cover its known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

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

EMPLOYEES

     As of December 28, 2001, on a consolidated basis, ACL employed 3,630 individuals. Of this total, 649 individuals were engaged in shore-side management and administrative functions, 2,039 individuals were employed as boat officers and crew members on its marine vessels, 920 individuals were engaged in production and repair activities at ACL's shipyard facilities, and 22 individuals were employed in production and hourly work activities at ACL's terminals. Seven hundred seventy eight of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 756) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union expires at the end of April 2002. Ninety two of ACL's South American employees are represented by unions.

RISK FACTORS

  RISKS ASSOCIATED WITH OUR BUSINESS

     The following risk factors could have a material adverse effect on ACL's business, financial condition and results of operations.

COMPANY-SPECIFIC RISKS

  RISKS OF ADVERSE WEATHER AND RIVER CONDITIONS

     ACL's barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice in Northern United States river areas. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and/or other interruptions in normal lock operation can also delay barge movements. Jeffboat's waterfront location is subject to occasional flooding. Jeffboat's manufacturing operations that are conducted outdoors are also subject to weather conditions, which may adversely impact production schedules. Terminals may also experience operational interruptions as a result of weather and river conditions. It is likely that ACL's operations will be subject to adverse weather or river conditions in the future and there can be no assurance that such weather or river conditions will not have a material adverse effect on ACL's business, financial condition and results of operations.

  EXPOSURE TO GRAIN EXPORTS

     ACL's dry cargo barging business in North America is significantly affected by the level of grain export volume handled through the Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages can increase demand for U.S. grain, while worldwide over-production can decrease the demand for U.S. grain. This variable nature of grain exports can result in temporary barge oversupply which can drive down freight rates. There can be no assurance that historical levels of North American grain export volume will be maintained in the future and, to the extent supply imbalances were to prevail for a significant period of time, they could have a material adverse effect on ACL's business, financial condition and results of operations.

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

  VARIABILITY

     Freight transportation rates may fluctuate from season to season and year to year, which could result in varying levels of cash flow. The level of dry and liquid cargoes requiring transportation on the Inland Waterways will vary due to numerous factors, including global economic conditions and business cycles, domestic agricultural production/demand as well as international agricultural production/demand and the value of the U.S. dollar relative to other currencies. In addition, the number of barges and towboats in the overall industry fleet available to transport these cargoes will vary from year to year as older vessels are retired and scrapped and new vessels are constructed and placed into service. The resulting relationship between available cargoes and available vessels will vary with periods of low vessel availability and high cargo demand causing higher freight rates and periods of high vessel availability and low cargo demand causing lower freight rates. Significant periods of high vessel availability and low cargo demand could have a material adverse effect on ACL's business, financial condition and results of operations.

     The foregoing factors can also affect market rates. As contracts expire and terms are renegotiated at then current market rates, the level of revenue can vary relative to prior years. This has become more evident as the industry has shifted to shorter term contracts. The impact of these factors could be material and there can be no assurance that the rates at which contracts are renewed will not have a material adverse effect on ACL's business, financial condition or results of operations.

  COMPETITION

     The barge business is highly competitive and there are few significant barriers to entry. Certain of ACL's principal competitors have greater financial resources and/or are less leveraged than ACL and may be better able to withstand and respond to adverse market conditions within the barging industry. There can be no assurance that such competition will not have a material adverse effect on ACL's business, financial condition or results of operations or that ACL will not encounter increased competition in the future, which also could have a material adverse effect on its business, financial condition or results of operations.

  EXPOSURE TO INTERNATIONAL ECONOMIC AND POLITICAL FACTORS

     ACL's operations may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the level of cargoes requiring transportation on the Inland Waterways. Changes in the value of the U. S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have a material adverse effect on ACL's business, financial condition and results of operations.

  RISK OF PROVIDING SERVICES ABROAD

     Demand for ACL's services may be affected by economic and political conditions in each of the countries in which ACL provides services. ACL's foreign operations are also subject to other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in U.S. dollars as well as local labor and supply costs), import duties, changes to import and export regulations (including quotas), possible restrictions on the repatriation of capital and earnings, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws, changes in citizenship requirements for purposes of doing business and government expropriation of operations and/or assets. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of ACL or that the political, cultural or economic climate outside the United States will be favorable to ACL's operations and growth strategy.

  EXPOSURE TO FUEL PRICES

     Fuel prices are subject to fluctuation as a result of domestic and international events. There can be no assurance that ACL will not experience increased fuel prices in the future, which could have a material adverse effect on its business, financial condition and results of operations.

  REPLACEMENT NEEDS

     Barge and towboat replacement represents a significant cost for ACL, and ACL expects to replace an average of 165 barges per year during the next four years. Due to the variable nature of the barging industry and the freight transportation industry in general and the relatively long life of marine equipment, it is difficult for ACL and other barge companies to accurately predict equipment requirements. Accordingly, no assurance can be given that ACL will have sufficient equipment to satisfy market demand or that the industry will not have an oversupply of equipment. An oversupply of equipment could have a material adverse effect on ACL's business, financial condition and results of operations.

  COMBINED OPERATIONS

     Pursuant to its strategy to pursue synergistic acquisitions in its core business lines, ACL may expend substantial management time and financial and other resources for the acquisition and integration of other barging operations. These acquisitions may pose risks with respect to operations, customer service and customer acceptance. While ACL's management has successfully combined other barging operations and it believes that it has sufficient financial and management resources to accomplish the rationalization and integration of other barging operations, there can be no assurance that such operations can be integrated successfully or that ACL will not experience difficulties with customers, personnel or others. In addition, although ACL believes that the other barging operations will enhance the competitive position and business prospects of ACL, there can be no assurance that such benefits will be fully realized.

  DEPENDENCE ON KEY PERSONNEL

     ACL is dependent on the continued services of its senior management team. The loss of such key personnel could have a material adverse effect on ACL's business, financial condition and results of operations.

  LABOR RELATIONS

     Although ACL believes that its relations with its employees and with the recognized labor unions are generally good, there can be no assurance that ACL will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on ACL's business, financial condition and results of operations.

  ENVIRONMENTAL, HEALTH AND SAFETY REQUIREMENTS

     ACL's operations are subject to extensive federal, state and local environmental laws and regulations which, among other things, specify requirements for the management of oil, hazardous wastes, and hazardous substances and impose liability for releases of these materials into the environment. A release of oil, hazardous waste, hazardous substances or other pollutants into the environment at or by ACL's properties or vessels, as a result of ACL's current or past operations, or at a facility to which ACL has shipped wastes, or the existence of historical contamination at any of its properties, could result in material liability to ACL. ACL has been identified as a potentially responsible party ("PRP") with respect to the cleanup of certain waste disposal sites.

     Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect ACL's operations or facilities, increase its costs of operation, or adversely affect the demand for its services. ACL cannot predict the effect that such future laws or regulations could have on ACL. Nor can ACL predict what environmental conditions may be found to exist at its current or past facilities or at other properties where ACL or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on ACL's business, financial condition and results of operations.

     ACL's domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. ACL's domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. There can be no assurance that claims will not be made against ACL for work related illness or injury, or that the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which ACL operates will not adversely affect its business, financial condition and results of operations.

  OTHER GOVERNMENT REGULATION

     ACL's barging operations are subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of ACL's vessels, all of which are subject to amendment or changes in interpretation. Further, ACL is required by various governmental and quasi-governmental agencies to obtain and/or maintain certain permits, licenses and certificates respecting its operations. ACL's domestic towboats are in certain circumstances subject to a significant federal fuel use tax, which may be increased. Any significant changes in laws or regulations affecting ACL's operations, or in the interpretation thereof, could have a material adverse effect on ACL's business, financial condition and results of operations.

RISKS RELATING TO ACL'S DEBT OBLIGATIONS

  SUBSTANTIAL LEVERAGE

     ACL incurred significant debt in connection with the Recapitalization. The degree to which ACL is leveraged could have important consequences to ACL's business, including, but not limited to: (i) making it more difficult for ACL to satisfy its obligations with respect to the Senior Notes; (ii) increasing ACL's vulnerability to general adverse economic and industry conditions; (iii) limiting ACL's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements; (iv) requiring the dedication of a substantial portion of ACL's cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements;
(v) limiting ACL's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and (vi) placing ACL at a competitive disadvantage compared to less leveraged competitors. In addition, the Indenture and the Senior Credit Facilities contain financial and other restrictive covenants that limit the ability of ACL to, among other things, borrow additional funds. Failure by ACL to comply with such covenants could result in an event of default which, if not cured or waived, could have a material adverse effect on ACL's business, financial condition and results of operations. If ACL cannot generate sufficient cash to meet its obligations as they become due or refinance such obligations, ACL may have to sell assets or reduce capital expenditures. In addition, the degree to which ACL is leveraged could prevent it from repurchasing all of the Senior Notes tendered to it upon the occurrence of a change of control under the Indenture.

  POTENTIAL INABILITY TO REPAY DEBT

     ACL's ability to make scheduled payments of principal of, or to pay the premium, if any, interest or liquidated damages, if any, on, or to refinance, its indebtedness (including the Senior Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. There can be no assurance that ACL's business will generate sufficient cash flow from operations, that anticipated revenue growth and operating improvements will be realized or that future borrowings will be available under the Senior Credit Facilities or otherwise in an amount sufficient to enable ACL to service its indebtedness, including the Senior Notes, or to fund its other liquidity needs. ACL may be required to refinance all or a portion of the principal of the Senior Notes on or prior to maturity. There can be no assurance, however, that such refinancing would be available on commercially reasonable terms or at all.

  RESTRICTIONS IMPOSED BY THE SENIOR CREDIT FACILITIES AND THE INDENTURE

     The Senior Credit Facilities and the Indenture limit ACL's financial flexibility in a number of ways. The Senior Credit Facilities and Indenture require ACL to maintain specified financial ratios and tests, among other obligations, including a minimum interest expense coverage ratio, a maximum leverage ratio, a maximum leverage ratio adjusted for rent, a minimum fixed charge coverage ratio and a minimum net worth test. In addition, the Senior Credit Facilities restrict, among other things, ACL's ability to incur additional indebtedness, sell assets, create liens or other encumbrances, incur guarantee obligations, repay the Senior Notes or amend the Indenture, make certain payments, including dividends or other distributions, incur rent, make investments, loans or advances and make acquisitions and capital expenditures beyond a certain level. A failure to maintain specified financial ratios or otherwise to comply with the restrictions contained in the Senior Credit Facilities could lead to an event of default thereunder, which could result in an acceleration of such indebtedness. In such event, the lenders under the Senior Credit Facilities could elect to declare all amounts outstanding thereunder, together with accrued and unpaid interest, to be immediately due and payable, and, if ACL were unable to repay such amounts, such lenders would have the right to proceed against the collateral granted to them to secure such indebtedness and other amounts (which is expected to be substantially all of the assets of ACL). Such an acceleration would constitute an event of default under the Indenture relating to the Senior Notes. In addition, the Indenture restricts, among other things, ACL's ability to incur additional indebtedness, sell assets, create liens or other encumbrances, make certain payments, including dividends or other distributions, or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

  ASSET ENCUMBRANCES

     In connection with the Senior Credit Facilities, the Parent granted the lenders thereunder a first priority lien on all of the membership interests of ACL owned by it as security for its guarantee of ACL's obligations under the Senior Credit Facilities. In the event of a default under the Senior Credit Facilities or such guarantee, the lenders under the Senior Credit Facilities could foreclose upon the assets pledged to secure the Senior Credit Facilities, including such membership interests, and the holders of the Senior Notes might not be able to receive any payments until any payment default was cured or waived, any acceleration was rescinded, or the indebtedness of the Senior Credit Facilities was discharged or paid in full.

ITEM 2.  PROPERTIES

     The information with respect to ACL's properties appearing in Item 1 is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     ACL is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. ACL believes that all material claims asserted under lawsuits of this description and nature are covered by insurance policies. ACL is not aware of any claims or litigation that would be deemed, individually or in the aggregate, to be material to the financial condition, results of operations or liquidity of ACL which are not covered by insurance coverages and policies, other than the environmental matters discussed in "Environmental Matters" included under Item 1 elsewhere herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     ACL's membership interests are not registered or traded on any stock exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                                                        FISCAL YEARS ENDED
                                     --------------------------------------------------------
                                     DEC. 28,    DEC. 29,    DEC. 31,    DEC. 25,    DEC. 26,
                                       2001        2000        1999        1998        1997
                                     ---------   ---------   ---------   ---------   --------
                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA(1):
Operating revenue..................  $ 788,501   $ 773,838   $ 739,136   $ 638,478   $618,233
Operating expense..................    723,140     717,530     664,544     575,729    559,600
Operating income...................     65,361      56,308      74,592      62,749     58,633
Other (income) expense(2)..........       (591)    (10,368)     (3,048)        587      1,930
Interest expense...................     70,932      70,813      71,275      40,981     12,472
(Loss) earnings before income
  taxes, extraordinary items and
  cumulative effect of accounting
  changes..........................     (4,980)     (4,137)      6,365      21,181     44,231
Income taxes (benefit).............        118       4,263       1,658     (64,263)    18,287
Extraordinary items(3).............     (1,885)        734          --          --         --
Cumulative effect of accounting
  changes(4).......................        490          --       1,737          --         --
Net (loss) earnings................     (3,703)     (9,134)      2,970      85,444     25,944
OTHER OPERATING DATA:
Towboats (at period end)...........        193         206         204         201        145
Barges (at period end).............      5,083       5,103       4,397       4,372      3,822
Tonnage (thousands, for period
  ended)...........................     75,546      71,224      71,903      68,749     65,998
OTHER FINANCIAL DATA:
EBITDA(5)..........................  $ 128,492   $ 117,503   $ 129,859   $ 116,457   $ 97,852
Depreciation and amortization......     55,497      56,014      51,222      46,337     41,149
Property additions.................     19,772      50,861      55,880      45,382     51,500
Net cash provided (used) by:
  Operating activities.............     24,588      30,782      94,602      78,665     52,069
  Investing activities.............      3,292     (24,192)    (59,156)    (62,572)   (49,300)
  Financing activities.............    (40,195)     22,137     (53,961)     26,338    (20,128)
STATEMENT OF FINANCIAL POSITION
  DATA:
Cash and cash equivalents..........  $  47,253   $  59,568   $  30,841   $  49,356   $  6,925
Working capital....................   (681,674)   (107,354)    (16,525)     37,687      7,445
Properties -- net..................    464,133     509,443     559,777     541,415    460,295
Total assets.......................    757,936     787,538     776,096     838,530    640,138
Long-term debt, including current
  portion..........................    608,519     658,055     712,807     758,900     48,230
Shareholder's equity/Member's
  deficit..........................   (142,943)   (139,659)   (132,072)   (130,395)   299,501

---------------

(1) ACL acquired the barging operations of National Marine, Inc. in 1998 and purchased Peavey in 2000. The results of operations and cash flows of these companies have been included from the date of the respective acquisitions.

(2) Includes $11,418 gain from the sale of Waterways Communication System LLC ("Watercom") in 2000.

(3) ACL paid $734 for the early redemption premium on the Terminal Revenue bonds in 2000. ACL recorded extraordinary income of $1,885 in 2001 on the early retirement of $5,000 in Senior Notes.

(4) ACL adopted American Institute of Certified Public Accountants Statement of Position 97-3 in the first quarter 1999, with a cumulative effect adjustment of $1,737 in non-cash expense for workers' compensa-tion second injury funds. ACL adopted Financial Accounting Standards Board Statement No. 133 in 2001 with a cumulative effect adjustment of $490 in non-cash expense for an interest rate cap.

(5) EBITDA, as that term is defined in the Credit Agreement, as amended, which can be found in Exhibits 10.1, 10.14, 10.15, 10.16, 10.17 and 10.18 to
    previous filings by ACL with the U.S. Securities and Exchange Commission (the "Commission"), represents earnings before interest, income taxes, depreciation, amortization and, in 2001, the addition of $7,139 deferred profit, $652 interest rate cap loss and $1,164 expenses related to re-capitalization and the subtraction of $1,886 gain from the sale of terminals and Omaha condemnation proceeds and $110 earnings from investment in T.T. Barge, and in 2000, the addition of $734 extraordinary loss, $3,688 deferred profit and $3,865 impairment loss on barges and the subtraction of $11,418 gain on sale of Watercom, and in 1998, the addition of $7,958 of non-recurring, non-cash compensation expense related to the Recapitalization. EBITDA is presented because management believes it is a widely accepted financial indicator used by certain investors and securities analysts to analyze and compare companies on the basis of operating performance. EBITDA is not intended to represent cash flows for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. ACL understands that while EBITDA is frequently used by securities analysts in the evaluation of companies, EBITDA, as used herein, is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. See the historical financial statements of ACL and the related notes thereto included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with
Item 6. "Selected Financial Data" and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains certain forward-looking statements about ACL's financial position and results of operations. These statements include words such as "believe," "expect," "anticipate," "intend," "estimate" or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such factors include:

     - substantial leverage and ability to service debt;

     - changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

     - general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports; and

     - annual worldwide weather conditions, particularly those affecting North and South America.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. "Business -- Risks Associated With Our Business" and elsewhere in this Annual Report on Form 10-K as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements contained in this Annual Report on Form 10-K are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

OVERVIEW

ACL'S BUSINESS

     ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. ACL supports its barging operations by providing marine vessel design and construction along with inter-modal cargo transfer services to ACBL and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, ACL International has become the leading provider of barge transportation services on the Orinoco River in Venezuela and, through UABL, on the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL International, also provides transportation services on the Higuamo River in the Dominican Republic.

     ACL derives its revenues primarily from the barge transportation of other bulk/steel, grain, coal and liquids in the United States and South America. While ACL's customer base has remained relatively stable and certain of its operations provide steady rate levels and profit margins, its results of operations can be impacted by a variety of external factors. These factors include fluctuations in rates for shipping grain, which in turn affect rates for shipping other dry cargoes, weather and river conditions and fluctuations in fuel prices. Although revenues from ACL's international operations are typically denominated in U.S. dollars, its results could be impacted by currency fluctuations.

     ACL seeks to enter into multi-year contracts at fixed prices (with inflation-indexed escalation and fuel adjustment clauses) with its customers. Approximately 60% of contracts in effect as of December 28, 2001 were for periods of greater than one year.

     ACBL's top 25 customers accounted for 55% of ACL's fiscal 2001 operating revenue. One customer, Cargill, Inc., accounted for more than 10% of ACL's fiscal 2001 consolidated operating revenue.

POTENTIAL ACQUISITION AND RECAPITALIZATION OF ACL

     As discussed in Item 1, ACL has been pursuing strategic financial restructuring alternatives and, on March 15, 2002, entered into a recapitalization agreement with Danielson regarding the acquisition and recapitalization of ACL by Danielson.

ACL'S STRATEGY

     Subject to the return of more favorable market and operating conditions and the consummation of the Danielson Recapitalization, discussed in more detail in the "Liquidity and Capital Resources" section of this Item 7, ACL intends to continue to pursue a strategy of growth in its core business units. ACL's pursuit of growth through strategic acquisitions has created value through synergies and economies of scale that have enhanced ACL's long term results of operations. ACL's previous acquisitions have included:

     - SCNO Barge Lines, Inc. in 1988, Hines American Lines, Inc. in 1991, The Valley Line Company in 1992, Continental Grain's barging operations in 1996 and National Marine's barging operations in 1998;

     - On May 26, 2000 ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey. This added more than 900 covered hopper barges to ACL's existing fleet of inland marine barges; and

     - On October 24, 2000, an ACL 80% owned subsidiary, ACBLH entered into an agreement with Ultrapetrol to combine the inland river barge transportation divisions of ACBLH and Ultrapetrol which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the newly formed company, UABL. UABL operates 20 towboats and a combined fleet of 374 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay. UABL seeks to further consolidate its position in the Parana/Paraguay River system market through acquisitions, and intends to pursue this strategy in 2002.

     Focusing on its core business units, ACL has also divested certain assets in the past several years, including:

     - On September 6, 2000, ACL sold its 100% membership interest in Waterway Communications System LLC ("Watercom") to Mobex Network Services Company ("Mobex"). The sale of Watercom will not significantly affect ACL's expected future operating income or cash flow from operating activities.

     - On May 25, 2001, ACL entered into an agreement to sell seven of ACT's ten terminals, other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee to GMS. An additional terminal site in Omaha, Nebraska was transferred on June 29, 2001. Subsequent to June 29, 2001, additional proceeds were received from the condemnation of Omaha Terminal.

ACL'S FLEET

     The size of ACL's combined domestic and international fleet, including owned and leased barges, over the past three years is as follows:

                        DOMESTIC AND INTERNATIONAL FLEET
                               (NUMBER OF BARGES)

                                                  DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                  BARGE TYPES                        2001*           2000           1999
                  -----------                     ------------   ------------   ------------
Covered hoppers.................................     3,865          3,965          3,079
Open hoppers....................................       772            673            839
Tank Barges.....................................       439            458            471
Deck Barges.....................................         7              7              8
                                                     -----          -----          -----
          Total.................................     5,083          5,103          4,397
                                                     =====          =====          =====

---------------

* In addition ACL operates 298 covered hoppers, 40 open hoppers and 36 tank barges through its participation in UABL.

     The average age of ACL's domestic barge fleet is currently 18 years, compared with an industry average of 16 years. These barges have an expected life of approximately 25 to 30 years. In addition, at year end ACBL operated 187 towboats domestically, with an average age of 25 years. ACL International operates 129 barges, with an average age of 17 years, six towboats and in addition, through UABL, 374 barges with an average age of 16 years and 20 towboats.

TAXES

     ACL is a limited liability company and its operations are conducted mainly through a series of limited liability company subsidiaries, and, as a result, ACL will not itself generally be subject to U.S. federal or state income tax. Taxable income will be allocated to the equity holders of the Parent and such holders will be responsible for income taxes on such taxable income. ACL intends to make distributions to the Parent which, in turn, will make distributions to its equity holders to enable them to meet all or a portion of their tax obligations with respect to taxable income allocated to them by ACL. The Amended and Restated Limited Liability Company Agreement of the Parent (the "LLC Agreement") reduces the amount of tax distributions to CSX (or its affiliate) until 2005, which may make additional funds available for use by ACL, subject to the discretion of the Parent. Notwithstanding the foregoing, in certain circumstances the tax distribution provisions of the LLC Agreement permit distributions which could exceed the combined federal, state, local and foreign income taxes that would be payable with respect to taxable income of ACL for any given period if it were a Delaware corporation filing separate tax returns. Such distributions are permitted under the Indenture. See Item 13, "Certain Relationships and Related Transactions."

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 28, 2001 COMPARED WITH YEAR ENDED DECEMBER 29, 2000

     ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year.

     Operating Revenue. Operating revenue for the year ended December 28, 2001 increased 2% to $788.5 million from $773.8 million for the year ended December 29, 2000. The revenue increase was due to higher barge freight volumes as a result of the operation of the Peavey barges for the whole year 2001 as compared to seven months in 2000 and higher freight rates on certain domestic barging commodities largely due to the effect of contract, fuel price adjustment clauses. The increase was partially offset by the impact of ice and flooding on the domestic barging operation in the first half of the year, reduced volume at Jeffboat and the sale of the ACT terminals.

     Domestic barging revenue increased $44.2 million to $636.0 million primarily due to the addition of revenue from the Peavey barges, improved barging freight rates for bulk and steel commodities and higher contract freight rates from fuel price adjustment clauses. The increase was partially offset by reduced loads per barge due to severe ice conditions on the Mississippi and Illinois Rivers in the first quarter of 2001 and the closure of the upper Mississippi River due to flooding during the second quarter of 2001.

     International revenues fell $0.3 million to $39.7 million primarily due to ACL's share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 according to the equity method, compared to the consolidating of revenue from the Argentine operation during the first ten months of 2000. This decrease was partially offset by increased revenue from equipment charters to the UABL venture. Increased revenue from additional bauxite freight revenue in Venezuela, additional revenue recognized in 2001 for settlement of minimum contract tonnage in Venezuela, continuing revenue from a terminal operation in Venezuela, that began in the fourth quarter of 2000, and the start of barging operations in the Dominican Republic in 2001 also contributed to offset the fall in revenue.

     Revenue at Jeffboat decreased $21.2 million to $102.9 million primarily due to lower volume of hopper barge sales and an increase in the number of hoppers completed for ACL's leasing program on which the profit on sales is deferred. The profit on sales of equipment that was subsequently leased to ACL's barge operating division, ACBL, has been deferred and will be recognized over the life of the leases. An absence of towboat construction revenue in 2001 as compared to revenue from the construction of one towboat in 2000 also contributed to the decline. Tank barge construction volume at Jeffboat improved in 2001 as increased revenue from large tank barge (30,000 barrel tank barges) sales was partially offset by a reduction in the sales of smaller tank barges (10,000 barrel tank barges).

     Operating Expense. Operating expense for the year ended December 28, 2001 rose 1% to $723.1 million from $717.5 million for the year ended December 29, 2000. Domestic barging expenses increased $34.4 million primarily due to operating the Peavey barges for the full year 2001 and due to higher fuel prices as a result of the timing of fuel price swap agreements. High proportions (75%) of the Peavey barges were rented under operating leases, which were assumed by ACL. The high proportion of Peavey-leased equipment has the impact of disproportionately raising operating expense in relation to operating revenue as compared to the fleet prior to the addition of Peavey. Although the timing of fuel price swaps raised fuel prices, average fuel prices before user tax on gallons of fuel consumed by vessels decreased 3 cents per gallon to 81 cents per gallon in 2001. Operating expenses for 2001 include a $16.5 million gain on property dispositions primarily from the sale of towboats and marine repair shipyard assets and a $1.1 million favorable adjustment due to a change in accounting estimate of the depreciable lives of towboats. Operating expenses for 2000 include a non-cash impairment loss on inactive barges of $3.8 million and a $1.9 million gain on property dispositions primarily from the sale of towboats.

     International barging expenses fell $5.2 million to $33.9 million, largely due to ACL's share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 according to the equity method, compared to the consolidating of expense from the Argentine operation during the first ten months of 2000. The decrease was partially offset by increased expense from the additional movement of bauxite in Venezuela, the operation of the terminal in Venezuela and the start of barging operations in the Dominican Republic.

     Jeffboat's expenses decreased $17.7 million to $98.1 million, due to the lower hopper barge, small tank barge and towboat construction volumes, partially offset by an increase in large tank barge construction volume. Lower steel prices and improved productivity also contributed to the decline in expense at Jeffboat.

     Operating Income. Operating income for the year increased 16% to $65.4 million from $56.3 million for 2000, due to the reasons discussed above.

     Interest Expense. Interest expense for 2001 increased to $70.9 million from $70.8 million for 2000. The increase is due to higher interest rate spreads as a result of the amendment to the Senior Credit Facilities, a higher outstanding balance on the revolver in 2001 as compared to 2000 and higher debt amortization as a result of fees associated with the amendment to the Senior Credit Facilities. The increase was partially offset by lower London InterBank Offered Rates ("LIBOR"), which are the basis for certain interest rate adjustments under ACL's Senior Credit Facilities, lower Term Loan balances and lower other debt balances.

     Gain on Sale of Watercom. There was no inclusion of a gain on the sale of ACL's membership interest in Watercom in 2001 as compared to $11.4 million in 2000.

     (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and cumulative effect of accounting change for the year was $5.0 million compared to a loss of $4.1 million in 2000, due to the reasons discussed above.

     Income Taxes. Income taxes for the year decreased to $0.1 million from $4.3 million for 2000 due to lower withholding tax on foreign source income. ACL's domestic corporate subsidiaries, except ACL Capital Corp., are limited liability companies. ACL passes its U.S. federal and substantially all of its state taxable income to its Parent, whose equity holders are responsible for those income taxes.

     (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and the cumulative effect of an accounting change was $5.1 million for 2001 compared with a loss of $8.4 million for 2000, due to the reasons discussed above.

     Extraordinary Item -- Gain (Loss) on Early Extinguishment of Debt. The gain on early extinguishment of debt was $1.9 million for 2001 compared to a loss of $0.7 million for 2000. The gain for 2001 is a result of ACL's purchase in the open market of $5.0 million par value of a portion of ACL's Senior Notes for a discount. The loss for 2000 was due to the early redemption premium on certain terminal revenue refunding bonds (the "Terminal Revenue Refunding Bonds").

     Cumulative Effect of Accounting Change. The cumulative effect of accounting change was a loss of $0.5 million for 2001 due to recognition of a loss on the fair value of an interest rate cap as a result of ACL's adoption of FASB Statement No. 133 as of December 30, 2000.

     Net (Loss) Earnings. Net loss for 2001 was $3.7 million compared to net loss of $9.1 million in 2000, due to the reasons discussed above.

  YEAR ENDED DECEMBER 29, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

     ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year. 2000 was a 52 week year compared with prior year 1999 of 53 weeks.

     Operating Revenue. Operating revenue for the year ended December 29, 2000 increased nearly 5% to $773.8 million from $739.1 million for the year ended December 31, 1999. The revenue increase was due to higher barge freight volumes as a result of the addition of Peavey and higher freight rates on certain domestic barging commodities largely due to the effect of contract, fuel price adjustment clauses. The increase was partially offset by lower contract coal freight rates, one less week in the reporting period and reduced revenue due to the sale of the Watercom business unit.

     Domestic barging revenue increased nearly 7% or $37.9 million from $553.9 million in 1999 to $591.8 million in 2000 despite the effect of the shorter reporting period. The increase is primarily due to increased volume as a result of the larger fleet, higher contract freight rates from fuel price adjustment clauses, higher market rates for bulk, steel and liquid commodities and adverse operating conditions in the year ago period. The increase was partially offset by lost volume as a result of grain inspection delays in the fourth quarter of 2000 due to the introduction of a new type of genetically altered seed into the U.S. corn supply and the closure of the Illinois River due to ice in December, 2000. Domestic fleet velocity was further reduced by customers holding barge equipment at loading and unloading ports for longer than usual during the second and third quarters of 2000.

     International revenues fell $0.1 million to $40.0 million as charter revenue from the UABL joint venture offset volume shortfalls in Venezuela due to a customer's unloading dock accident. A large portion of the Venezuelan volume shortfall earlier in the year was recovered in the fourth quarter from cargo transfer revenue and increased freight volumes attributable to ACL's start up of a new crane barge cargo unloading facility.

     Revenue at Jeffboat, ACL's marine construction subsidiary, fell $0.3 million to $124.1 million, reflecting reduced hopper barge construction for third-party customers, offset by increased construction of tank barges. The profit on sales of equipment that was subsequently leased to the barge operating division has been deferred and will be recognized over the life of the leases.

     Operating Expense. Operating expense for the year ended December 29, 2000 rose 8% to $717.5 million from $664.5 million for the year ended December 31, 1999. Domestic barging expenses increased $51.8 million primarily due to operating the Peavey barges and higher fuel prices. High proportions (75%) of the Peavey barges were rented under operating leases. This has the impact of disproportionately raising operating expense in relation to operating revenue as compared to the fleet prior to the addition of Peavey. Average fuel prices increased from 50 cents per gallon in 1999 to 84 cents per gallon in 2000. The increase in operating expense due to the change in fuel price from the year ago period was $35 million. The net impact of rising fuel prices offset by contract revenue adjustments and hedging is estimated to be a $7 million reduction in operating income vs. the year ago period. Record cold temperatures in the mid-west resulted in an unusual, December closing of the Illinois River that also contributed to the increase in 2000 operating expenses. Operating expenses for 2000 include a non-cash impairment loss on inactive barges of $3.8 million. Operating expenses for 1999 include charges of $1.6 million for a partially deferred employment contract payment to a former ACL executive.

     International barging expenses fell $0.6 million to $39.1 million, largely due to the contribution of the Argentine based operation to UABL and lower barge freight volume in Venezuela.

     Jeffboat's expenses increased $3.8 million to $115.8 million, due to increased tank barge construction. The volume related increase was partially offset by improved productivity and lower steel prices.

     ACL implemented a number of internal changes in 2000, including staff reductions that resulted in cost savings of approximately $1 million per year, and reassignment of senior level responsibilities. Changes in health and benefit plans, including the American Commercial Lines LLC Pension Plan, that affect salaried employees covered by the plans, were also implemented and resulted in annual cost savings of approximately $5 million. In 2000, management of ACL's tank barge cleaning facility at Baton Rouge was assigned to a non-affiliated third party whose core business is barge cleaning. ACL received a variable monthly fee linked to the facility's operating profit in 2000. Management of ACL's boat and barge repair yard in New Orleans and its fleeting facility in Mobile were also assigned to non-affiliated third parties in 2000 with ACL receiving monthly fees containing both fixed and variable components. ACL sold its tank barge cleaning and boat and barge repair facilities to the third party operators in 2001.

     Operating Income. Operating income for the year decreased 25% to $56.3 million from $74.6 million for 1999, due to the reasons discussed above.

     Interest Expense. Interest expense for 2000 decreased to $70.8 million from $71.3 million for the same period in 1999. The decrease is due to lower outstanding balances and lower LIBOR base interest on the Senior Credit Facilities.

     Gain on Sale of Watercom. The gain on the sale of the membership interest in Watercom was $11.4 million. The gain results from a purchase price of $16.0 million, which consist of $13.6 million in cash and $2.4 million in Mobex preferred stock, less $4.6 million which was the total of ACL's net investment in Watercom and transaction related costs.

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

     Extraordinary Item -- Loss on Early Extinguishment of Debt. ACL recognized $0.7 million as an extraordinary loss in the second quarter of 2000 reflecting the redemption premium on the Terminal Revenue Refunding Bonds. This amount was paid out of an escrow account previously established as an irrevocable trust.

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

OUTLOOK

     Domestic barging demand for bulk, steel and liquid commodities is expected to remain at 2001 levels throughout 2002. The U.S. Department of Agriculture currently forecasts 2002 crop year corn exports of 1.975 billion bushels as compared to 1.937 billion bushels for the 2001 crop year.

     In the first quarter of 2002, the average price of fuel consumed by ACBL vessels is expected to decrease $0.07 per gallon from the fourth quarter of 2001. With the addition of boats required to move the Peavey barges, ACBL vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses and a fuel-hedging program, which provide protection for approximately 75% of gallons consumed. Contract adjustments are deferred one quarter.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the same period. Actual results could differ from those estimates.

CRITICAL ACCOUNTING POLICIES

     Critical accounting policies that affect the reported amounts of assets and liabilities include barge transportation revenue being recognized proportionately as shipments move from origin to destination, estimates of harbor and towing service charges being made at the time such services are received, and expense from insurance claim loss deductibles being recognized based upon liability estimates that are made as claim incidents occur. The proportion of barge transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point as specified in the relevant freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percent of voyage completion results in a better matching of revenue and expenses. Harbor and towing service charges are estimated by vendor based upon recent historical charges for the same type of service. Liabilities for insurance claim loss deductibles are estimated based upon historical experience with similar claim incidents. Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over their estimated economic life. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

     See note 1 to the financial statements in Item 8 for a further discussion of significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

ACL INDEBTEDNESS

     As of December 28, 2001, ACL had outstanding indebtedness of $692.5 million, including $313.3 million drawn under its two Term Loans and $295.0 million aggregate principal amount of Senior Notes. ACL had other notes outstanding of $0.2 million at year end. In addition, ACL had $5.9 million in outstanding capital lease obligations and had securitized $51.0 million of the trade receivables of two subsidiaries.

     ACL also has available borrowings of up to $100.0 million under the Revolving Credit Facility. At the end of 2001, $15.4 million of letters of credit had been issued under the facility and $84.0 million revolving loans were outstanding. ACL had $47.3 million cash on deposit in bank accounts as of December 28, 2001.

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

IMPACT OF AMENDMENT TO SENIOR CREDIT FACILITIES

     Due to less than anticipated financial results relating to poor river operating conditions in the domestic barging operation in the fourth quarter of 2000 and an adverse barging freight market largely due to the introduction of a genetically altered seed into the U.S. corn supply which delayed barge shipments, ACL completed an agreement with its lenders to amend the Senior Credit Facilities effective December 29, 2000 through December 31, 2001 ("Amendment No. 5"). The amendment added a rent adjusted consolidated leverage ratio, a limitation on annual rent expense, reduced allowable capital expenditures, increased the interest rates on the Term Loans and the Revolving Credit Facility and required a $40.0 million reduction of the Term Loans by October 30, 2001, to be funded primarily through the sale of assets.

     ACL was in compliance with the requirements of Amendment No. 5 as of the end of fiscal year 2001. The outstanding balance on the Term Loans was reduced by $40.0 million primarily by use of proceeds from the sale of certain ACT terminals to GMS, from the sale of the property and assets of a marine repair and tank barge cleaning operation located in Louisiana to a newly formed limited liability company of which ACL has a minority interest, from the sale of the assets located at a marine repair yard in Louisiana to an unaffiliated third party, and from the sale of five towboats to unaffiliated third parties.

     Following December 31, 2001, the covenant requirements reverted to those specified in the original Senior Credit Facilities which are more restrictive than the amended covenants. Certain covenants added by Amendment No. 5 also become more restrictive. ACL is currently not in compliance with certain covenants in the Senior Credit Facilities and it is not likely that ACL will be able to meet these covenant requirements in 2002, absent an additional amendment to the Senior Credit Facilities and the consummation of the Danielson Recapitalization. Failure to meet these covenants could have a material adverse effect on the liquidity of ACL.

FAILURE TO PAY INTEREST ON SENIOR NOTES

     On December 31, 2001, ACL elected not to pay the interest due (the "Bond Interest Payment") on its Senior Notes due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL's bank and bond debt. Following the thirty (30) day grace period provided by the Indenture, ACL again elected not to make the Bond Interest Payment. This election not to pay the Bond Interest Payment constituted an event of default under the Indenture. However, certain noteholders entered into forebearance agreements with ACL agreeing not to accelerate the maturity of the Senior Notes or take additional adverse actions against ACL. Acceleration of the Senior Notes under the Indenture would have a material adverse effect on ACL's liquidity. Further, as a result of ACL's failure to make the Bond Interest Payment, J.P. Morgan Chase Bank ("J.P. Morgan") delivered a notice to ACL in January 2002 asserting that ACL was in default of the Credit Agreement. Certain lenders party to the Credit Agreement also entered into forebearance agreements with ACL, agreeing not to accelerate the debt or take additional adverse actions against ACL. An acceleration of the debt under the Senior Credit Facilities would have a material adverse effect on ACL's liquidity.

     As a result of the events described above, PNC Bank, National Association ("PNC"), as Administrator under ACL's receivables facility with PNC (the "Receivables Purchase Agreement"), asserted that ACL was in default under the Receivables Purchase Agreement. ACL and PNC entered into a waiver of the Receivables Purchase Agreement on February 11, 2002 (the "RPA Waiver") and a modification to that waiver on February 25, 2002 (the "RPA Waiver"). The RPA Waiver has the effect of waiving the default asserted by PNC, provided that ACL enters into certain definitive agreements with Danielson relating to the Danielson Recapitalization and refinances the Receivables Purchase Agreement on or before April 30, 2002. The RPA Waiver also requires ACL to reduce its overall borrowings under the facility to no more than $50.0 million. A default under the Receivables Purchase Agreement or the RPA Waiver could have a material adverse effect on ACL's liquidity.

DANIELSON RECAPITALIZATION

     As discussed in Item 1, ACL has entered into the Recapitalization Agreement with Danielson which will result in an acquisition and recapitalization of ACL by Danielson. Should the Danielson Recapitalization be consummated, ACL anticipates that it will obtain a waiver of any current default under, and certain amendments to, its Senior Credit Facilities and, with respect to holders of Senior Notes who tender their Senior Notes in the exchange offer and consent solicitation, the Indenture governing the Senior Notes.

NET CASH, CAPITAL EXPENDITURES AND CASH FLOW

     Net cash provided by operating activities was $24.6 million, $30.8 million and $94.6 million for fiscal 2001, 2000 and 1999, respectively. The decrease in net cash from operating activities in 2001 compared with 2000 was primarily due to a small increase in inventories in 2001 compared to a large inventory reduction in 2000 and due to two interest payments on the senior notes being remitted in 2001 compared to one payment remitted in 2000. The decrease was partially offset by the timing of cash disbursements related to accounts payable. The decrease in net cash from operating activities in 2000 compared with 1999 was primarily due to $50.0 million provided by the initial sale of the trade receivables of two subsidiaries in 1999, the timing of cash disbursements related to accounts payable and the lower net earnings. Net cash from operating activities was used primarily for repayment of third-party debt and capital expenditures.

     Capital expenditures were $25.6 million, $57.0 million and $55.9 million in 2001, 2000 and 1999, respectively. Expenditures in 2001 and 2000 include $5.8 million and $6.1 million, respectively, in expenditures associated with capital leases. Cash expenditures included $0.4 million, $48.0 million and $23.9 million for domestic marine equipment and $3.4 million, $2.9 million and $8.9 million for foreign investments in 2001, 2000 and 1999, respectively. The remaining $16.0 million in domestic cash capital expenditures in 2001 was primarily for marine equipment maintenance.

     ACL expects capital expenditures in 2002 to be approximately $33 million and to be primarily for fleet maintenance. Additional operating lease expense of approximately $4 million will be incurred to provide fleet replacement equipment. This will be partially offset by reductions in existing barge charter rates.

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

     Demand for freight moved by ACL barges is influenced by the economic demand for the cargoes. A decrease in that demand could adversely affect ACL's operating cash flows. Some cargoes are more highly dependent upon general economic conditions, such as certain liquid and steel cargoes which have experienced a recent softening in demand.

     Cash flows from ACL's barging and manufacturing operations are also affected by weather and river conditions. Extreme weather conditions can have a materially adverse affect on ACL's operating cash flows.

     ACL has various environmental liabilities that could have an impact on its financial condition and results of operations. These environmental matters are discussed in Item 3, "Legal Proceedings," contained in this Annual Report on Form 10-K.

     At December 28, 2001 and December 29, 2000 ACL had $51.0 million and $56.0 million, respectively, outstanding under the Receivables Purchase Agreement, its accounts receivable securitization facility discussed above, and had $22.6 million and $15.3 million, respectively, of net residual interest in the securitized receivables which is included in "Accounts Receivable, Net" in ACL's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2001, ACL received gross proceeds of $30.8 million from the sale of receivables and made gross payments of $35.8 million under the Receivables Purchase Agreement.

CHANGES IN CREDIT RATINGS

     On January 2, 2002, the debt rating agency Standard & Poor's lowered its rating on ACL's Senior Notes to 'D' from single-'B'-minus and ACL's corporate credit rating to 'SD' from single-'B'-plus and removed both items from CreditWatch, where they had been placed with negative implications on May 7, 2001. Also on January 2, 2002, the rating on ACL's Senior Credit Facilities was lowered to single-'B'-plus from double-'B'-minus (on CreditWatch with negative implications).

     On March 1, 2002, following the announcement of the potential Danielson Recapitalization, Standard & Poor's reaffirmed its single-'B'-plus rating on ACL's Senior Credit Facilities and that it remained on CreditWatch with negative implications. Standard & Poor's also reaffirmed ACL's corporate credit rating of 'SD' and the 'D' rating on the Senior Notes. These rating changes could adversely affect ACL's liquidity.

NON-CONSOLIDATED ENTITIES

     In 2001, ACL and Vectura invested in a new company named Vessel Leasing. 399 Venture Partners, Inc., the majority owner of ACL, also holds a majority ownership interest in Vectura Holding Company LLC which holds a majority ownership interest in Vectura.

     ACL accounts for its 50% ownership in Vessel Leasing by the equity method. ACL's investment of $6.8 million in Vessel Leasing is included in other assets on the consolidated statement of financial position. ACL's share of Vessel Leasing's net loss is $.04 million in 2001 and is included in other income in the consolidated statement of operations.

     Vessel Leasing's statement of financial position is not consolidated with ACL. As of December 28, 2001 Vessel Leasing had total assets of $54.9 million and total liabilities of $45.6 million including public long term debt of $42.6 million (including current portion) and $2.8 million in unearned revenue from prepaid charter payments made by ACL's domestic barging subsidiary. Vessel Leasing's long term debt is not guaranteed by ACL or any of ACL's subsidiaries. ACL's domestic barge operating subsidiary has a long term operating lease commitment to Vessel Leasing, which is guaranteed by ACL.

     ACL sold new barges for $47.8 million to Vessel Leasing in 2001. Profit on sales of barges to Vessel Leasing is deferred by Jeffboat and recognized over the life of the lease. All of these barges, except for those representing a capital lease commitment of $3.9 million, were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1.7 million. ACL also recorded $3.9 million in capital leases with Vessel Leasing in 2001.

     ACL also has fifty percent (50%) ownership interests in UABL and GMS, as previously described, which are accounted for by the equity method.

CONTRACTUAL AND COMMERCIAL COMMITMENT SUMMARY

     A summary of ACL's contractual commitments under debt and lease agreements appears below.

                            CONTRACTUAL OBLIGATIONS

                                                               PAYMENTS DUE BY YEAR
                                           ------------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
CONTRACTUAL OBLIGATIONS                     TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
-----------------------                    --------   ---------   -----------   ----------   ----------
                                                              (DOLLARS IN MILLIONS)
Long Term Debt...........................  $  608.5    $608.5       $   --        $  --        $   --
Revolving Credit Facility................      84.0      84.0           --           --            --
Capital Lease Obligations................      10.2       1.0          3.0          1.5           4.7
Operating Leases*........................     302.9      45.6        104.4         47.2         105.7
Unconditional Purchase Obligations.......        --        --           --           --            --
Other Long Term Obligations..............        --        --           --           --            --
                                           --------    ------       ------        -----        ------
Total Contractual Cash Obligations.......  $1,005.6    $739.1       $107.4        $48.7        $110.4
                                           ========    ======       ======        =====        ======

---------------

* Operating leases having initial or remaining non-cancelable lease terms longer than one year.

     A summary of ACL's other commercial commitments appears below.

                             COMMERCIAL COMMITMENTS

                                                    AMOUNT OF COMMITMENT EXPIRATION PER YEAR
                                          -------------------------------------------------------------
                                            TOTAL
                                           AMOUNTS    LESS THAN     ONE TO       FOUR TO     AFTER FIVE
OTHER COMMERCIAL COMMITMENTS              COMMITTED   ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
----------------------------              ---------   ---------   -----------   ----------   ----------
                                                              (DOLLAR IN MILLIONS)
Lines of Credit.........................       --         --            --          --            --
Standby Letters of Credit...............     16.3        0.9          10.0          --           5.4
Guarantees..............................       --         --            --          --            --
Standby Repurchase Obligations..........       --         --            --          --            --
Other Commercial Commitments............       --         --            --          --            --
                                            -----       ----         -----          --          ----
Total Commercial Commitments............    $16.3       $0.9         $10.0          $--         $5.4
                                            =====       ====         =====          ==          ====

     Additional disclosures regarding these obligations and commitments can be found in notes 4 and 7 to the consolidated financial statements in Item 8.

FUEL HEDGING AND INTEREST RATE CAP

     ACL uses forward purchases of diesel fuel to provide protection against increases in prices of diesel fuel used to operate ACL's vessels. The forward purchases are swap agreements whereby ACL locks into a fixed future price at the time of purchase. Diesel fuel is not delivered under these future purchases. Instead the swap is settled when due and ACL pays or receives a dollar amount based on the difference in the fixed future price and the actual price index for the settlement month.

     The fair value of the net swap is the difference between the future price of the fuel index as of the date of valuation and the fixed future price established at the time each individual contract is purchased, multiplied by the number of gallons purchased. ACL typically enters into one forward contract each month for gallons associated with freight bookings that have fixed price commitments with no contract fuel adjustment protection clauses.

     Due to the bankruptcy of Enron Corp., one of the trading partners to the fuel swap, ACL has expensed the mark-to-market loss of $0.1 million as fuel expense in the 2001 Consolidated Statement of Operations. Management believes the other trading partner does not present credit risk to ACL.

                     FAIR VALUE OF CONTRACTS AT PERIOD END

                                                              (DOLLARS IN MILLIONS)
Fair value of contracts outstanding at the beginning of
  2001......................................................         $ 0.03
Contracts realized or otherwise settled during 2001.........         $(1.30)
Fair value of new contracts when entered into during the
  period....................................................         $ 0.00
Changes in fair value attributable to changes in valuation
  techniques and assumptions................................         $ 0.00
Other changes in fair values................................         $(0.40)
Fair value of contracts outstanding at the end of the
  period....................................................         $(0.40)

                                                              MATURITY LESS
                                                                THAN ONE
SOURCE OF FAIR VALUE                                              YEAR        TOTAL
--------------------                                          -------------   ------
Prices provided by other external sources...................     $(0.40)      $(0.40)

     ACL also has an interest rate cap agreement on a notional amount of $202 million in debt. The agreement expires August 11, 2003 and has a fair value of $.04 million as of December 28, 2001. The fair value of the cap agreement has been provided by an external source.

     For additional disclosures regarding non-exchange traded contracts, please refer to note 9 to the consolidated financial statements included in Item 8.

RELATED PARTY TRANSACTIONS

     ACL has transactions with various related parties, primarily affiliated entities accounted for by the equity method. ACL believes that the terms and conditions of those transactions are in the aggregate not materially more favorable or unfavorable to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

     In 2001 ACL received $12.0 million from GMS for the sale of terminals and proceeds from the condemnation of a terminal, resulting in a gain of $1.9 million which is reported in Other Income.

     ACL recorded charter income from UABL of $11.1 million and $2.1 million in 2001 and 2000, respectively. ACL also recorded administrative fee expenses to UABL of $7.7 million and $1.5 million in 2001 and 2000, respectively. ACL sold used barges to UABL for $0.8 million in 2001. Charter rates are established at fair market value based upon similar transactions. As of December 28, 2001 ACL has recorded $13.4 million in accounts receivable and $8.4 million in other current liabilities with UABL.

     ACL, through its subsidiary, Jeffboat, sold new barges for $47.8 million to Vessel Leasing in 2001. Jeffboat recognizes the profit associated with the sales of barges to Vessel Leasing over the life of the lease. All of these barges except for $3.9 million were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1.7 million in 2001. ACL recorded $3.9 million in capital leases with Vessel Leasing in 2001. Charter rates and sales of barges are established at fair market value based upon similar transactions.

     See also information contained under "Affiliate Agreements" included under
Item 13 in this Annual Report on Form 10-K.

BACKLOG

     ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $760 million and $1,124 million at December 28, 2001 and

December 29, 2000, respectively. This backlog ranges from one to eight years with approximately 40% expected to be filled in 2002. The backlog for marine equipment was approximately $69 million and $24 million at December 28, 2001 and December 29, 2000, respectively. The backlog for marine equipment is one year with 100% expected to be filled in 2002.

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

CHANGES IN ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. ACL will apply the provisions of SFAS 141 to any future business combinations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 142 is effective beginning on December 29, 2001. Upon adoption, ACL will be required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on ACL's results of operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of goodwill. Management of ACL has not performed a transitional impairment test under SFAS 142 and accordingly cannot estimate the impact of the adoption of SFAS 142 as of December 29, 2001.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt FAS 144 in the Company's first quarter 2002. Management is currently evaluating the impact of FAS 144 on the Company's future financial reporting.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. A discussion of ACL's primary market exposures in financial instruments is presented below.

FUEL PRICE RISK

     Fuel consumed in 2001 represented approximately 13% of ACL's operating expenses. Most of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk. In addition, ACL has entered into fuel rate swap agreements for short-term protection. As a result of ACL's fuel hedging strategy, it might not fully benefit from certain fuel price declines.

     Based on ACL's 2002 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact ACL's annual operating income by approximately $0.3 million (compared to the 2001 projection of $0.3 million), after the effect of escalation clauses in long-term contracts and fuel rate swap agreements in place as of December 28, 2001. As of December 28, 2001, ACL had hedged approximately 4% of its projected 2002 fuel requirements using fuel rate swap agreements with an aggregate fair value of $0.4 million. ACL estimates that at December 28, 2001, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $0.2 million.

     See ACL's disclosures relating to fuel hedging in "Fuel Hedging and Interest Rate Cap" included under Item 7 elsewhere in this Annual Report on Form 10-K.

INTEREST RATE AND OTHER RISKS

     At December 28, 2001, ACL had $397.3 million of floating rate debt outstanding, which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $4.0 million annually.

     On August 11, 2000, ACL entered into an interest rate cap agreement which limits ACL's base LIBOR to 7.5% on a notional amount of $201.8 million, corresponding to that amount of floating rate debt outstanding which is based on LIBOR. The agreement is designed to hedge ACL's exposure to future increases in market interest rates. As of December 28, 2001 the fair value of the interest rate cap agreement was $.04 million.

     At December 28, 2001, ACL had sold at a discount based upon commercial paper rates, $51.0 million of the accounts receivable of two subsidiaries. ACL has the right to repurchase these receivables. At this amount outstanding, a 1% change in the commercial paper rates would change other expense by $0.5 million annually.

FOREIGN CURRENCY EXCHANGE RATE RISKS

     As in 2000, all of ACL's significant transportation contracts in South America are currently denominated in U.S. dollars. However, many expenses incurred in the performance of such contracts, such as crew wages and fuel, are, by necessity, denominated in a foreign currency. Therefore, ACL is affected by fluctuations in the value of the U.S. dollar as compared to certain foreign currencies. Additionally, ACL's investments in foreign affiliates subject it to foreign currency exchange rate and equity price risks. Management does not consider its exposure to exchange rate risks to be material and considers its investments in foreign affiliates to be denominated in relatively stable currencies and of a long-term nature. Accordingly, ACL does not typically manage its related foreign currency exchange rate and equity price risks through the use of financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      FISCAL YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue...............................................    $729,692       $771,749       $739,136
  Revenue from related parties..........................      58,809          2,089             --
                                                            --------       --------       --------
                                                             788,501        773,838        739,136
OPERATING EXPENSE
  Materials, Supplies and Other.........................     341,606        334,872        306,763
  Rent..................................................      56,711         49,463         43,978
  Labor and Fringe Benefits.............................     166,041        163,251        182,225
  Fuel..................................................      93,560         88,094         53,307
  Depreciation and Amortization.........................      55,497         56,014         51,222
  (Gain) Loss on Property Dispositions, Net.............     (16,498)        (1,686)           384
  Taxes, Other Than Income Taxes........................      26,223         27,522         26,665
                                                            --------       --------       --------
                                                             723,140        717,530        664,544
                                                            --------       --------       --------
OPERATING INCOME........................................      65,361         56,308         74,592
OTHER EXPENSE (INCOME)
  Interest Expense......................................      70,932         70,813         71,275
  Other, Net............................................        (591)         1,050         (3,048)
  Gain on Sale of Watercom..............................          --        (11,418)            --
                                                            --------       --------       --------
                                                              70,341         60,445         68,227
                                                            --------       --------       --------
(LOSS) EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE............      (4,980)        (4,137)         6,365
INCOME TAXES............................................         118          4,263          1,658
                                                            --------       --------       --------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE................................................      (5,098)        (8,400)         4,707
EXTRAORDINARY ITEM -- GAIN/(LOSS) ON EARLY
  EXTINGUISHMENT OF DEBT................................       1,885           (734)            --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..................        (490)            --         (1,737)
                                                            --------       --------       --------
NET (LOSS) EARNINGS.....................................    $ (3,703)      $ (9,134)      $  2,970
                                                            ========       ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FISCAL YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net (Loss) Earnings...................................    $ (3,703)      $ (9,134)      $  2,970
  Adjustments to Reconcile Net (Loss) Earnings to Net
     Cash Provided by (Used in) Operating Activities:
     Depreciation and Amortization......................      59,910         59,076         54,039
     Impairment of Barges...............................          --          3,865            230
     Gain on Property Dispositions......................     (16,498)        (1,686)           384
     Gain on Sale of Watercom...........................          --        (11,418)            --
     Proceeds from the Initial Sale of Accounts
       Receivable.......................................          --             --         50,000
     Other Operating Activities.........................      (3,852)        (6,580)         1,684
     Changes in Operating Assets and Liabilities:
       Accounts Receivable..............................     (12,010)        (2,547)         5,146
       Materials and Supplies...........................      (1,384)        13,890         (3,287)
       Accrued Interest.................................         413         10,557        (14,834)
       Other Current Assets.............................      (4,998)        (3,715)        (2,136)
       Other Current Liabilities........................       6,710        (21,526)           406
                                                            --------       --------       --------
       Net Cash Provided by Operating Activities........      24,588         30,782         94,602
INVESTING ACTIVITIES
  Property Additions....................................     (19,772)       (30,554)       (55,880)
  Purchase of Barging Assets............................          --        (31,500)            --
  Investment in Vessel Leasing LLC......................      (6,808)            --             --
  Proceeds from Property Dispositions...................      23,918          4,089          2,133
  Proceeds from Sale of Terminals.......................       7,818             --             --
  Proceeds from Property Condemnation...................       2,730             --             --
  Proceeds from Sale of Watercom........................          --         13,600             --
  Proceeds from Sale of Restricted Investments..........          --         25,288             --
  Other Investing Activities............................      (4,594)        (5,115)        (5,409)
                                                            --------       --------       --------
       Net Cash Provided by (Used in) Investing
          Activities....................................       3,292        (24,192)       (59,156)
FINANCING ACTIVITIES
  Short-Term Borrowings.................................      17,250         66,750             --
  Member Distribution...................................          --             --           (541)
  Long-Term Debt Repaid.................................     (47,937)       (54,752)       (53,046)
  Outstanding Checks Net of Deposits....................      (6,670)        10,075          1,029
  Debt Costs............................................      (3,463)            --             --
  Other Financing.......................................         625             64         (1,403)
                                                            --------       --------       --------
       Net Cash (Used in) Provided by Financing
          Activities....................................     (40,195)        22,137        (53,961)
Net (Decrease) Increase in Cash and Cash Equivalents....     (12,315)        28,727        (18,515)
Cash and Cash Equivalents at Beginning of Period........      59,568         30,841         49,356
                                                            --------       --------       --------
       Cash and Cash Equivalents at End of Period.......    $ 47,253       $ 59,568       $ 30,841
                                                            ========       ========       ========
Supplemental Cash Flow Information:
  Interest Paid.........................................    $ 65,504       $ 57,107       $ 84,084
  Income Taxes Paid.....................................       1,175          5,685          3,987

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2001           2000
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.................................   $  47,253      $  59,568
  Accounts Receivable, Net..................................      41,383         40,717
  Account Receivable -- Related Parties.....................      13,402          2,111
  Materials and Supplies....................................      31,335         29,773
  Other Current Assets......................................      29,633         23,660
                                                               ---------      ---------
     Total Current Assets...................................     163,006        155,829
PROPERTIES-Net..............................................     464,133        509,443
PENSION ASSET...............................................      26,067         24,512
OTHER ASSETS................................................     104,730         97,754
                                                               ---------      ---------
          Total Assets......................................   $ 757,936      $ 787,538
                                                               =========      =========

                                       LIABILITIES
CURRENT LIABILITIES
  Accounts Payable..........................................   $  29,737      $  29,730
  Accrued Payroll and Fringe Benefits.......................      17,206         14,003
  Deferred Revenue..........................................      11,890         12,011
  Accrued Claims and Insurance Premiums.....................      24,200         21,047
  Accrued Interest..........................................      18,659         18,246
  Short-Term Debt...........................................      84,000         66,750
  Current Portion of Long-Term Debt.........................     608,519         44,579
  Other Current Liabilities.................................      42,072         55,360
  Other Current Liabilities -- Related Parties..............       8,397          1,457
                                                               ---------      ---------
          Total Current Liabilities.........................     844,680        263,183
LONG-TERM DEBT..............................................          --        613,476
PENSION LIABILITY...........................................      18,907         21,389
OTHER LONG-TERM LIABILITIES.................................      37,292         29,149
                                                               ---------      ---------
          Total Liabilities.................................     900,879        927,197
                                                               ---------      ---------

                                    MEMBER'S DEFICIT
Member's Interest...........................................     220,074        220,074
Other Capital...............................................     166,580        163,799
Retained Deficit............................................    (527,740)      (523,048)
Accumulated Other Comprehensive Loss........................      (1,857)          (484)
                                                               ---------      ---------
          Total Member's Deficit............................    (142,943)      (139,659)
                                                               ---------      ---------
          Total Liabilities and Member's Deficit............   $ 757,936      $ 787,538
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                   CONSOLIDATED STATEMENT OF MEMBER'S DEFICIT

                                                                           ACCUMULATED
                                                             RETAINED         OTHER
                                       MEMBER'S    OTHER     EARNINGS     COMPREHENSIVE
                                       INTEREST   CAPITAL    (DEFICIT)   EARNINGS (LOSS)     TOTAL
                                       --------   --------   ---------   ---------------   ---------
                                                          (DOLLARS IN THOUSANDS)
Balance at December 25, 1998.........  $220,047   $161,051   $(511,493)      $    --       $(130,395)
Comprehensive Income:
  Net earnings.......................        --         --       2,970                         2,970
  Foreign Currency Translation.......        --                     --          (337)           (337)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive
            Income...................        --                  2,970          (337)          2,633
Contribution of capital by CSX.......        --      1,054          --            --           1,054
Other................................        --         --      (4,850)           --          (4,850)
Issuance of membership interests.....        27         --          --            --              27
Cash distribution to partners........        --         --        (541)           --            (541)
                                       --------   --------   ---------       -------       ---------
Balance at December 31, 1999.........   220,074    162,105    (513,914)         (337)       (132,072)
Comprehensive Loss:
  Net loss...........................        --         --      (9,134)           --          (9,134)
  Foreign Currency Translation.......        --                     --          (147)           (147)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive Loss...        --                 (9,134)         (147)         (9,281)
Contribution of capital by CSX.......        --      1,694          --            --           1,694
                                       --------   --------   ---------       -------       ---------
Balance at December 29, 2000.........   220,074    163,799    (523,048)         (484)       (139,659)
Cumulative Effect of Accounting
  Change as of December 30, 2000.....        --                     --          (300)           (300)
Comprehensive Loss:
  Net loss...........................        --         --      (3,703)           --          (3,703)
  Net loss on fuel swaps designated
     as cash flow hedging
     instruments.....................        --                     --          (271)           (271)
  Net loss on interest rate swaps
     designated as cash flow hedging
     instruments.....................        --                     --          (747)           (747)
  Foreign Currency Translation.......        --                     --           (55)            (55)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive Loss...        --                 (3,703)       (1,073)         (4,776)
Contribution of capital by CSX.......        --      2,781          --            --           2,781
Consolidation of ACL Funding Corp....        --         --        (989)           --            (989)
                                       --------   --------   ---------       -------       ---------
Balance at December 28, 2001.........  $220,074   $166,580   $(527,740)      $(1,857)      $(142,943)
                                       ========   ========   =========       =======       =========

   The accompanying notes are an integral part of the consolidated financial statements.

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

     ACL was a wholly-owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC (the "Parent") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. (now Vectura Group LLC, "Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL.

  PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are accounted for under the equity method.

  FISCAL YEAR

     ACL follows an annual fiscal reporting period, which ends on the last Friday in December. The consolidated financial statements presented are for the fiscal years ended December 28, 2001 and December 29, 2000 and December 31, 1999.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. ACL's significant estimates include barge transportation revenue and expense recognition, the carrying values and estimated useful lives of fixed assets, allowances for doubtful accounts, insurance reserves, employee benefit plan liabilities and others.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include short-term investments with a maturity of less than three months when purchased. ACL has from time to time, cash in banks in excess of federally insured limits.

                         AMERICAN COMMERCIAL LINES LLC

  ACCOUNTS RECEIVABLE

     Accounts Receivable, Net consist of the following:

                                                               2001      2000
                                                              -------   -------
Accounts Receivable.........................................  $43,014   $26,542
Note Receivable -- ACLF (See Note 3)........................       --    15,332
Allowance for Doubtful Accounts.............................   (1,631)   (1,157)
                                                              -------   -------
                                                              $41,383   $40,717
                                                              =======   =======

     ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

  MATERIALS AND SUPPLIES

     Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                                               2001      2000
                                                              -------   -------
Raw Materials...............................................  $ 3,633   $ 2,805
Work in Process.............................................   13,029     9,764
Parts and Supplies..........................................   14,673    17,204
                                                              -------   -------
                                                              $31,335   $29,773
                                                              =======   =======

  PROPERTIES

     Properties, at cost, consist of the following:

                                                                2001       2000
                                                              --------   --------
Land........................................................  $ 11,066   $ 12,813
Buildings and Improvements..................................    36,130     42,721
Equipment...................................................   789,567    800,041
                                                              --------   --------
                                                               836,763    855,575
Less Accumulated Depreciation...............................   372,630    346,132
                                                              --------   --------
                                                              $464,133   $509,443
                                                              ========   ========

     Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years. Depreciation expense was $52,100 in 2001, $53,457 in 2000 and $49,779 in 1999.

     In the fourth quarter 2001, ACL changed the useful life of towboats from 30 to 42 years, which reduced the loss before extraordinary items and net loss by $1,142 for the year ended December 28, 2001. This change in accounting estimate was based on additional information about the useful life of the towboat fleet.

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying

                         AMERICAN COMMERCIAL LINES LLC
amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. There were no fixed asset impairment losses in 2001. Fixed asset impairment losses of $3,865 and $230 were recorded in 2000 and 1999 respectively in Materials, Supplies and Other on the Consolidated Statement of Operations. These losses affect the barging segment.

  GLOBAL MATERIALS SERVICES LLC

     ACL's ownership interest in Global Materials Services LLC ("GMS"), a joint venture between American Commercial Terminals LLC ("ACT") a wholly owned subsidiary of ACL, and Mid-South Terminal Company, L.P., or unaffiliated third party, was 50% at December 28, 2001 and December 29, 2000. ACL accounts for this investment by the equity method. ACL's investment in GMS at December 28, 2001 and December 29, 2000 of $10,208 and $9,124 respectively, is included in other assets on the consolidated statement of financial position. Earnings related to ACL's investment in GMS for the year ended December 28, 2001 and December 29, 2000 were $1,015 and $1,138, respectively, and are included in other income in the consolidated statement of operations. During 2001, ACL contributed $1,200 in cash to GMS. Other comprehensive loss related to ACL's investment in GMS for the year ended December 28, 2001 and December 29, 2000 was $1,131 and $329, respectively, related to interest rate swaps and foreign currency translation.

  UABL LIMITED

     On October 24, 2000, ACL contributed certain assets at book value to UABL Limited ("UABL"), an Argentine company. ACL accounts for its 50% ownership in UABL by the equity method. ACL's investment in UABL of $49,892 at December 28, 2001 and $49,686 at December 29, 2000, is included in other assets on the consolidated statement of financial position. ACL's loss (net of minority interest) of $2,960 and $1,440 for the years ended December 28, 2001 and December 29, 2000, respectively, are included in other income in the consolidated statement of operations. In 2001, ACL made additional investments in UABL of $4,069.

  VESSEL LEASING LLC

     In 2001 ACL and Vectura invested in a new company named Vessel Leasing LLC ("Vessel Leasing"). 399 Venture Partners, Inc., the majority owner of ACL, also holds a majority ownership interest in Vectura Holding Company LLC which holds a majority ownership interest in Vectura.

     ACL accounts for its 50% ownership in Vessel Leasing by the equity method. ACL's investment of $6,808 in Vessel Leasing is included in other assets on the consolidated statement of financial position. ACL's share of Vessel Leasing's net loss is $38 in 2001 and is included in other income in the consolidated statement of operations. Vessel Leasing's statement of financial position is not consolidated with ACL. As of December 28, 2001 Vessel Leasing had total assets of $54,921 and total liabilities of $45,571 including public long term debt of $42,580 (including current portion) and $2,830 in unearned revenue from prepaid charter payments made by ACL's domestic barging subsidiary. Vessel Leasing's long term debt is not guaranteed by ACL or any of ACL's subsidiaries. ACL's domestic barge operating subsidiary has a long term operating lease commitment to Vessel Leasing, which is guaranteed by ACL.

     ACL sold new barges for $47,757 to Vessel Leasing in 2001. Profit on sales of barges to Vessel Leasing is deferred by Jeffboat and recognized over the life of the lease. All of these barges, except for those representing a capital lease commitment of $3,924 were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1,705. ACL also recorded $3,924 in capital leases with Vessel Leasing in 2001.

                         AMERICAN COMMERCIAL LINES LLC

  DEBT AMORTIZATION

     ACL amortizes debt costs over the term of the debt. Amortization expense was $4,413 in 2001, $2,801 in 2000 and $2,802 in 1999 and is included in interest expense.

  REVENUE RECOGNITION

     Barge transportation revenue is recognized proportionately as shipments move from origin to destination. The position of shipments is determined by boat position tracking through use of a global positioning system. This method results in a better matching of revenue and expense. Terminal, repair and other revenue is recognized as services are provided. Marine construction revenue and related expense is primarily recognized on the completed-contract method, due to the short-term nature of contracts. Revenue from sale/leaseback transactions is deferred in other liabilities and recognized over the life of the lease.

  SECOND INJURY FUND

     ACL recognized $1,737 in non-cash expense related to a workers compensation second injury fund in accordance with adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" in the first quarter of 1999.

  RECLASSIFICATION

     Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2.  PURCHASES AND DISPOSITIONS

     In 2001, ACL sold five towboats, a shipyard in Harahan, Louisiana, a cleaning facility in Baton Rouge, Louisiana and other assets to meet the requirements of the Senior Debt Facility amendments described in Note 4. This resulted in a gain of $16,762 which is reported in gain on property dispositions in the consolidated statement of operations.

     On May 25, 2001, ACL entered into an agreement to sell substantially all of the terminals of ACT, other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was transferred on June 29, 2001. Subsequent to June 29, 2001, additional proceeds were received from the condemnation of Omaha Terminal. ACL recorded a gain from these transactions of $1,886 in Other Income.

     On May 26, 2000, ACL purchased certain barging assets of the Peavey Barge Line ("Peavey") from ConAgra, Inc. for $31,500 in cash. The purchase price was financed with existing credit facilities and cash flows from operations. ACL also assumed $3,800 in capital leases.

     ACL sold its 100% membership interest in Waterway Communications System LLC ("Watercom") on September 6, 2000 to Mobex Communications, Inc. ("Mobex") for $13,600 in cash and $2,400 in Mobex preferred stock. The sale resulted in a gain of $11,418. Cash proceeds were used to pay existing ACL debt.

NOTE 3.  ACCOUNTS RECEIVABLE SECURITIZATION

     At December 28, 2001 and December 29, 2000 ACL had $51,000 and $56,000, respectively, outstanding under the accounts receivable securitization facility agreement and had $22,603 and $15,332, respectively, of net residual interest in the securitized receivables which is included in Accounts Receivable, Net in ACL's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2001, ACL received gross proceeds of $30,800 from the sale of receivables and made gross payments of $35,800 under this Agreement.

                         AMERICAN COMMERCIAL LINES LLC

     PNC Bank, National Association ("PNC"), as Administrator under ACL's receivables facility with PNC (the "Receivables Purchase Agreement"), asserted that ACL was in default under the Receivables Purchase Agreement. ACL and PNC entered into a waiver of the Receivables Purchase Agreement on February 11, 2002 (the "RPA Waiver") and a modification to that waiver on February 25, 2002 (the "RPA Waiver"). The RPA Waiver has the effect of waiving the default asserted by PNC, provided that ACL enters into certain definitive agreements with Danielson relating to the Danielson Recapitalization and refinances the Receivables Purchase Agreement on or before April 30, 2002. The RPA Waiver also requires ACL to reduce its overall borrowings under the facility to no more than $50.0 million. A default under the Receivables Purchase Agreement or the RPA Waiver could have a material adverse effect on ACL's liquidity.

     In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. ACL adopted FAS 140 on April 1, 2001. The adoption required the consolidation of ACL Funding Corp. ("ACLF"), a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to Retained Earnings of $989 in the second quarter 2001.

NOTE 4.  DEBT

     Debt consists of the following:

                                                                2001       2000
                                                              --------   --------
Revolving Credit Facility...................................  $ 84,000   $ 66,750
$235 million Term Loan......................................   169,378    191,001
$200 million Term Loan......................................   143,951    162,328
$300 million Senior Notes...................................   295,000    300,000
Other Notes.................................................       190      4,726
                                                              --------   --------
                                                               692,519    724,805
Less, short-term debt.......................................    84,000     66,750
Less, current portion long-term debt........................   608,519     44,579
                                                              --------   --------
                                                              $    0.0   $613,476
                                                              ========   ========

     ACL has a Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $100,000, maturing in June, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears an interest rate equal to LIBOR plus a margin based on ACL's performance. Borrowings on the facility at December 28, 2001 and December 29, 2000 were $84,000 and $66,750, respectively, with interest rates of 5.75% to 7.5% at December 28, 2001 and 8.75% at December 29, 2000. The borrowing base was reduced by outstanding letters of credit of $16,260 and $17,857 at December 28, 2001 and December 29, 2000, respectively.

     The $235,000 Term Loan matures in 2001 through 2007. The $200,000 Term Loan matures in 2001 through 2006. The two Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The interest rate at December 28, 2001 was 6.3125% for the $235,000 and 6.0625% for the $200,000 term loans.
Interest on the Term Loans is payable quarterly. The Senior Notes require no principal payments until maturity in 2008 and have a fixed interest rate of 10.25%. Interest is payable semi-annually. The Term Loans and Revolving Credit Facility are collateralized by most of ACL's assets. The Senior Notes are not collateralized. ACL has Other Notes totaling $190 which mature in 2002 with rates of 6.75% and 4.9%.

                         AMERICAN COMMERCIAL LINES LLC

     The Term Loans, Revolving Credit Facility and Senior Notes contain a number of covenants, including specified financial ratios. As of December 28, 2000 ACL failed to meet the leverage ratio and the coverage ratio covenants as defined in the Senior Credit Facility ("Amendment No. 5"). ACL entered into an agreement to amend the covenants in the Senior Credit Facility. Under the terms of the amendment, ACL sold $40,000 in certain identified assets and used the proceeds to repay the Term Loans in 2001. ACL also purchased $5,000 par value of ACL Senior Notes at a discount in 2001 which resulted in a gain of $1,885 in 2001 from the early extinguishment of debt and is reported as an extraordinary item in the consolidated statement of operations. ACL also repaid $4,937 in Other Notes in 2001.

     Following December 31, 2001, the covenant requirements reverted to those specified in the original Senior Credit Facilities which are more restrictive than the amended covenants. Certain covenants added by Amendment No. 5 also become more restrictive. Due in part to reduced EBITDA as a result of the closure of the upper Mississippi River because of flooding during the second quarter of 2001, it is not likely that the Company will be able to meet these covenant requirements in 2002, absent an additional amendment to the Senior Credit Facilities and the consummation of the Danielson Recapitalization discussed below. Failure to meet these covenants could have a material adverse effect on the Company.

     On December 31, 2001, ACL elected not to pay the interest due (the "Bond Interest Payment") on its Senior Notes due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL's bank and bond debt. Following the thirty (30) day grace period provided by the Indenture, ACL again elected not to make the Bond Interest Payment. This election not to pay the Bond Interest Payment is an event of default under the Indenture, however, certain Noteholders party thereto entered into forebearance agreements with ACL agreeing not to accelerate the debt or take additional adverse actions against ACL. Acceleration of the debt under the Indenture would have a material adverse effect on ACL's liquidity. Further, as a result of ACL's failure to make the Bond Interest Payment, J.P. Morgan Chase & Co. ("J.P. Morgan") delivered a notice to ACL in January 2002 asserting that ACL was in default of the Credit Agreement. Certain lenders party to the Credit Agreement also entered into forebearance agreements with ACL, agreeing not to accelerate the debt or take additional adverse actions against ACL. An acceleration of the debt under the Credit Agreement would have a material adverse effect on ACL's liquidity.

     In accordance with these facts and circumstances, ACL has reclassified the outstanding obligations under the Indenture and the Credit Agreement from long term to current.

     ACL has been pursuing strategic financial restructuring alternatives. On March 15, 2002, ACL entered into a definitive recapitalization agreement (the "Recapitalization Agreement") regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("Danielson"). Under the terms of the Danielson Recapitalization, Danielson would acquire 100% of the membership interests of the Parent. ACL's present indirect preferred equity holders would receive $7,000 in cash. ACL management will receive approximately $1,695 of restricted Danielson common stock. In addition, Danielson will deliver $25,000 in cash and approximately $58,493 of ACL's existing Series B 10 1/4% Senior Notes due June 2008 (the "Senior Notes") issued pursuant to an indenture dated as of June 30, 1998 with the United States Trust Company of New York (the "Indenture"), to ACL Holdings in connection with the transaction. Danielson currently expects to fund the acquisition through a rights offering to its existing security holders, upon terms and conditions to be determined. However, consummation of the Recapitalization Agreement is not conditioned on the successful completion of the rights offering.

     The Danielson Recapitalization will result in a reduction of ACL's senior secured bank debt incurred under the Senior Credit Facilities and the restructuring of the Senior Notes pursuant to an exchange offer and consent solicitation in which $236,507 of the existing Senior Notes (all notes held by parties other than Danielson) would be exchanged for $120,000 of new 11 1/4% senior notes due January 1, 2008 ("New Senior Notes") and approximately $116,507 of new 12% pay-in-kind senior subordinated notes due July 1, 2008 ("PIK Notes"). Senior Notes held by Danielson would be retired in conjunction with the Danielson

                         AMERICAN COMMERCIAL LINES LLC

Recapitalization. ACL would also issue additional New Senior Notes in an aggregate principal amount equal to the accrued and unpaid interest on its existing Senior Notes, other than those held by Danielson, through the effective date of the transaction up to $20,000, and to the extent that such accrued and unpaid interest exceeds $20,000, additional PIK Notes in an amount equal to such excess would be issued.

     The Recapitalization Agreement provides that the exchange offer and consent solicitation will be made in reliance on a registration exemption provided by
Section 3(a)(9) under the Securities Act of 1933, conditioned on the minimum participation of 95% of the outstanding principal amount of ACL's outstanding Senior Notes, as to which noteholders holding more than two-thirds of the outstanding principal amount of such notes have agreed to tender. In the event that the exchange offer and consent solicitation is not consummated by June 15, 2002, the Recapitalization Agreement provides for the implementation of the Danielson Recapitalization through a voluntary prepackaged bankruptcy plan under Chapter 11 of the Bankruptcy Code, as to which noteholders holding more than two-thirds of the outstanding principal amount of ACL's outstanding Senior Notes have agreed to accept.

     In order to assist in the consummation of the Danielson Recapitalization, ACL has received forbearance agreements from its senior secured lenders pending the negotiation and execution of definitive documentation relating to the amendment of ACL's Senior Credit Facilities satisfactory to the parties.

     In June 1998, ACL deposited $26,128 into an escrow fund which, together with future income earned on such amount, was used to repay $24,400 principal of the Terminal Revenue Refunding Bonds ("Revenue Bonds") plus redemption premium and interest in 2000. The redemption premium of $734 was reported as an extraordinary item in the consolidated statement of operations.

     Long-term debt due in the next five years under the revised Term Loan agreement, the Senior Notes and Other Notes is $608,519 in 2002, and $0 thereafter.

NOTE 5.  INCOME TAXES

     ACL and its subsidiaries (except for ACL Capital Corp., American Commercial Lines Funding Corporation and the foreign subsidiaries) are organized as limited liability companies. As such, ACL passes through its U.S. federal and substantially all of its state (but not foreign) taxable income to its members who are responsible for income taxes on such taxable income.

     Components of income tax expense (benefit) follow:

                                                              2001    2000     1999
                                                              ----   ------   ------
Currently payable:
  State.....................................................  $ 24   $   37   $  (27)
  Foreign...................................................    94    4,226    1,685
                                                              ----   ------   ------
                                                              $118   $4,263   $1,658
                                                              ====   ======   ======

     Income tax computed at federal statutory rates reconciled to income tax expense (benefit) follows:

                                                              2001    2000     1999
                                                              ----   ------   ------
State Income Taxes, Net.....................................  $ 24   $   37   $  (27)
Foreign Operations, Net.....................................    94    4,226    1,685
                                                              ----   ------   ------
     Total Income Tax Expense...............................  $118   $4,263   $1,658
                                                              ====   ======   ======

                         AMERICAN COMMERCIAL LINES LLC

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

     As of January 31, 2000, the accrued benefit obligation under the American Commercial Lines LLC Pension Plan ("ACL Pension Plan") was frozen. The past service benefit obligation is complemented by a new prospective annual benefit obligation. This change affects salaried employees covered by the ACL Pension Plan and resulted in cost savings to ACL in 2001 and 2000. In 1999 the National Marine Pension Plan was merged into the ACL Pension Plan.

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

     A summary of the pension and post-retirement plan components at September 30 (valuation date) follows:

                                              PENSION BENEFITS     POST-RETIREMENT PLAN
                                             -------------------   ---------------------
                                               2001       2000       2001        2000
                                             --------   --------   ---------   ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year......  $(84,050)  $(97,480)  $(11,161)   $(10,319)
Service cost...............................    (3,818)    (3,783)      (399)       (380)
Interest cost..............................    (6,408)    (6,092)      (826)       (807)
Plan participants' contributions...........        --         --       (261)       (206)
Amendments.................................        --     18,657         --          --
Actuarial (loss) gain......................        --         --     (1,176)       (480)
Liability gain (loss)......................    (2,913)       574         --          --
Benefits paid..............................     4,253      4,074      1,411       1,031
                                             --------   --------   --------    --------
Benefit obligation, end of year............  $(92,936)  $(84,050)  $(12,412)   $(11,161)
                                             ========   ========   ========    ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of
  year.....................................  $118,305   $114,446   $     --    $     --
Actual return on plan assets...............    (1,100)     7,919         --          --
Employer contribution......................        12         14      1,150         825
Plan participants' contributions...........        --         --        261         206
Benefits paid..............................    (4,253)    (4,074)    (1,411)     (1,031)
                                             --------   --------   --------    --------
Fair value of plan assets at end of year...  $112,964   $118,305   $     --    $     --
                                             ========   ========   ========    ========

                         AMERICAN COMMERCIAL LINES LLC

                                              PENSION BENEFITS     POST-RETIREMENT PLAN
                                             -------------------   ---------------------
                                               2001       2000       2001        2000
                                             --------   --------   ---------   ---------
FUNDED STATUS:
Funded status..............................  $ 20,027   $ 34,255   $(12,412)   $(11,161)
Unrecognized net actuarial loss (gain).....     7,193     (8,929)    (3,499)     (4,946)
Unrecognized prior service cost............   (21,094)   (23,110)    (1,153)     (1,441)
Net claims during 4th quarter..............         4         --        407         196
                                             --------   --------   --------    --------
Prepaid (accrued) benefit cost.............  $  6,130   $  2,216   $(16,657)   $(17,352)
                                             ========   ========   ========    ========
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  STATEMENT OF FINANCIAL POSITION CONSIST
  OF:
Prepaid benefit cost.......................  $ 26,067   $ 24,512   $     --    $     --
Accrued benefit liability..................   (20,108)   (22,614)   (16,657)    (17,352)
Other......................................       171        318         --          --
                                             --------   --------   --------    --------
Net amount recognized......................  $  6,130   $  2,216   $(16,657)   $(17,352)
                                             ========   ========   ========    ========

     As of December 28, 2001, the American Commercial Vessel and Terminal Employees' Pension Plan (the "ACV&T Plan") had an accumulated benefit obligation of $10,181 and a fair value of assets of $9,277. With the merger of the ACV&T Plan into the ACL Pension Plan on December 31, 2001, the fair value of the assets of the combined plans exceeds the accumulated benefit obligations related thereto.

  COMPONENTS OF NET PERIODIC BENEFIT COST:

                                               PENSION PLANS            POST-RETIREMENT PLAN
                                       ------------------------------   ---------------------
                                         2001       2000       1999     2001    2000    1999
                                       --------   --------   --------   -----   -----   -----
Service cost.........................  $  3,818   $  3,783   $  6,682   $ 399   $ 380   $ 633
Interest cost........................     6,408      6,092      6,898     826     807     767
Expected return on plan assets.......   (11,937)   (11,169)   (10,093)     --      --      --
Transition obligation amortization...        --       (957)    (1,237)     --      --      --
Amortization of prior service
  costs..............................    (2,015)    (1,875)      (609)   (288)   (288)     --
(Gain)/loss Amortization.............      (172)      (220)       167    (348)     --      --
Recognized net actuarial gain........        --         --         --      --    (418)   (575)
                                       --------   --------   --------   -----   -----   -----
Net periodic benefit cost............  $ (3,898)  $ (4,346)  $  1,808   $ 589   $ 481   $ 825
                                       ========   ========   ========   =====   =====   =====
  WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30:
Discount rate........................      7.50%      7.75%      7.75%   7.75%   7.50%   6.75%
Expected return on plan assets.......     10.00%     10.00%     10.00%     NA      NA      NA
Rate of compensation increase........      4.00%      4.00%      5.00%     NA      NA      NA

     The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 8.0% for 2000-2001, decreasing gradually to a 5.5% trend rate by 2008 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 28, 2001 by $875 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2001 by $125. A 1% decrease in the assumed health care cost trend rate would have decreased the accumulated

                         AMERICAN COMMERCIAL LINES LLC
post-retirement obligation as of December 28, 2001 by $750 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2001 by $105.

     ACL also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $1,471, $1,456 and $2,028 in 2001, 2000 and 1999, respectively.

     Certain employees are covered by union-sponsored, collectively-bargained, multi-employer defined benefit pension plans. Contributions to such plans, which are based upon union contracts, were approximately $74, $84 and $76 in 2001, 2000 and 1999, respectively.

NOTE 7.  LEASE OBLIGATIONS

     ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2001 to 2017 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was approximately $56,711 in 2001, $49,463 in 2000 and $43,978 in 1999.

     At December 28, 2001, ACL's operating leases with initial or remaining noncancelable lease terms longer than one year and capital leases were as follows:

                                                                                          2007
                                       2002      2003      2004      2005      2006     AND AFTER
                                      -------   -------   -------   -------   -------   ---------
Operating Lease Obligations:
  Operating Leases..................   40,735    33,003    28,905    26,891    19,732     94,199
  Operating Leases -- Related
     Parties........................    4,849     5,378     5,317     4,930     4,930     33,984
                                      -------   -------   -------   -------   -------    -------
                                       45,584    38,381    34,222    31,821    24,662    128,183

Future Capital lease Obligations:
  Capital Leases....................      557       460       460       460       460        192
  Capital Leases -- Related
     Parties........................      432       586       568       455       455      5,087
                                      -------   -------   -------   -------   -------    -------
                                          989     1,046     1,028       915       915      5,279

     ACL entered into capital leases of $3,924 and $6,163 in 2001 and 2000, respectively. The 2001 capital lease was with a related party. ACL incurred interest expense related to capital leases of $235 in 2001 and $112 in 2000.

     The total future minimum lease payments under capital leases of $10,172 less an interest amount of $4,245 results in a present value of net minimum lease payments of $5,927.

NOTE 8.  RELATED PARTIES

     Prior to July 1, 1998, ACL was a wholly-owned subsidiary of CSX. ACL had a new equipment charter with a CSX subsidiary and recorded expense of $1,070 in 1999 until the charter was bought out in 1999 for $2,419.

     In 2001 ACL received $11,969 from GMS for the sale of terminals and proceeds from the condemnation of a terminal. ACL recognized a gain of $1,886 from these transactions.

     ACL recorded charter income from UABL of $11,052 and $2,089 in 2001 and 2000, respectively. ACL also recorded administrative fee expenses to UABL of $7,709 and $1,457 in 2001 and 2000, respectively. ACL

                         AMERICAN COMMERCIAL LINES LLC
sold used barges to UABL for $790 in 2001. At December 28, 2001 ACL had receivables of $13,402 and payables of $8,397 with UABL.

     In 2001, ACL and Vectura Group invested in Vessel Leasing; 399 Venture Partners, Inc., the majority owner of ACL, also holds a majority ownership interest in Vectura Holding Company LLC which holds a majority ownership interest in Vectura Group.

     ACL accounts for its 50% ownership in Vessel Leasing by the equity method. ACL's investment of $6,808 in Vessel Leasing is included in other assets on the consolidated statement of financial position. ACL's share of Vessel Leasing's net loss is $38 in 2001 and is included in other income in the consolidated statement of operations.

     Vessel Leasing's statement of financial position is not consolidated with ACL. As of December 28, 2001 Vessel Leasing had total assets of $54,921 and total liabilities of $45,571 including public long term debt of $42,580 (including current portion) and $2,830 in unearned revenue from prepaid charter payments made by ACL's domestic barging subsidiary. Vessel Leasing's long term debt is not guaranteed by ACL or any of ACL's subsidiaries. ACL's domestic barge operating subsidiary has a long term operating lease commitment to Vessel Leasing, which is guaranteed by ACL.

     ACL sold new barges for $47,757 to Vessel Leasing in 2001. Profit on sales of barges to Vessel Leasing is deferred by Jeffboat and recognized over the life of the lease. All of these barges, except for those representing a capital lease commitment of $3,924 million, were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1,705. ACL also recorded $3,924 in capital leases with Vessel Leasing in 2001.

NOTE 9.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The carrying amounts and fair values of ACL's financial instruments are as follows:

                                                     2001                    2000
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
ASSETS:
Interest Rate Cap..........................  $     37    $     37    $    688    $    198
LIABILITIES:
Revolving Credit Facility..................  $ 84,000    $ 84,000    $ 66,750    $ 66,750
$235 million Term Loan.....................   169,378     169,378     191,001     191,001
$200 million Term Loan.....................   143,951     143,951     162,328     162,328
$300 million Senior Notes..................   295,000     147,500     300,000     229,500
Other Notes................................       190         187       4,726       4,735
Net unrealized (loss) gain on fuel hedge
  agreements...............................      (242)       (242)         --          29

     The fair values of the Interest Rate Cap and Senior Notes payable are based on quoted market values. The carrying values of the Term Loans, all of which bear interest at floating rates, approximate their fair values. The fair value of the Other Notes have been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

  FUEL PRICE RISK MANAGEMENT

     ACL uses forward purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company's forecasted diesel fuel needs for towboat

                         AMERICAN COMMERCIAL LINES LLC
operations over the next one to twelve months. ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. ACL adopted SFAS 133 at the beginning of the first quarter of 2001.

     At December 28, 2001, ACL had forward fuel purchase contracts outstanding with an aggregate notional value of approximately $2,806, and a fair value of approximately $242 (loss), which has been recorded in other current liabilities with the offset to other comprehensive earnings for $242 (loss) and an additional fair value of $131 (loss) which has been recorded as other current liabilities with the offset to fuel expense in the consolidated statement of operations. The $242 loss will be recognized in earnings within the next ten months. Under these agreements, ACL will pay fixed prices ranging from $0.51 to $0.86 per gallon. There were 4.4 million gallons remaining on the contracts at December 28, 2001. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has expensed the mark-to-market loss of $131 as fuel expense in the 2001 consolidated statement of operations. Management believes that the other trading partner does not present a credit risk to ACL.

  INTEREST RATE RISK MANAGEMENT

     ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202,000 and a fair value of $37 as of December 28, 2001 and is effective through August 11, 2003. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value of $162 in 2001 is recorded as other expense (income) on the consolidated statement of operations.

     ACL also records changes to other assets on the accompanying consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by GMS, ACL recognized a comprehensive loss of $747 for its share of these swaps in 2001.

NOTE 10.  CONTINGENCIES

     A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 11.  BUSINESS SEGMENTS

     ACL has two reportable business segments -- barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets as well as external customers.

                         AMERICAN COMMERCIAL LINES LLC

     Management evaluates performance based on segment earnings, which is defined as operating income before income taxes. The accounting policies of the reportable segments are consistent with those described in the summary of significant accounting policies. Intercompany sales are transferred at cost.

     Reportable segments are business units that offer different products or services. The reportable segments are managed separately because they provide distinct products and services to internal and external customers.

                                               REPORTABLE SEGMENTS
                                             -----------------------    ALL OTHER
                                             BARGING    CONSTRUCTION   SEGMENTS(1)    TOTAL
                                             --------   ------------   -----------   --------
YEAR ENDED DECEMBER 28, 2001
Revenues from external customers...........  $675,697     $102,862       $ 9,942     $788,501
Intersegment revenues......................        --        1,563             4        1,567
Depreciation expense.......................    48,595        2,125         1,380       52,100
Segment earnings...........................    58,956        4,713         1,692       65,361
Segment assets.............................   672,057       59,676        26,203      757,936
Property Additions (Excluding $5,811 in
  capital leases, and related
  expenditures)............................    16,879        2,094           799       19,772

YEAR ENDED DECEMBER 29, 2000
Revenues from external customers...........  $631,748     $124,068       $18,022     $773,838
Intersegment revenues......................        --        2,917         4,308        7,225
Depreciation expense.......................    48,833        2,011         2,613       53,457
Segment earnings...........................    44,243        8,318         3,747       56,308
Segment assets.............................   698,446       52,704        36,388      787,538
Property Additions* (Excluding $6,163 in
  capital leases)..........................    48,005        1,922           934       50,861

YEAR ENDED DECEMBER 31, 1999
Revenues from external customers...........  $593,939     $124,423       $20,774     $739,136
Intersegment revenues......................        --       20,442         5,174       25,616
Depreciation expense.......................    44,787        1,911         3,081       49,779
Segment earnings...........................    57,670       12,387         4,535       74,592
Segment assets.............................   646,613       60,990        68,493      776,096
Property Additions.........................    52,387        1,790         1,703       55,880

---------------

  * Barging includes $20,307 of purchased Barging Assets.

(1) Financial data for segments below the reporting thresholds are attributable to two operating segments -- a segment operating terminals along the U.S. inland waterways and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways. The segment providing voice and data communications was sold in 2000.

                         AMERICAN COMMERCIAL LINES LLC

     The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                         2001       2000       1999
                                                       --------   --------   --------
REVENUES
Revenues from external customers.....................  $788,501   $773,838   $739,136
Intersegment revenues................................     1,567      7,225     25,616
Elimination of intersegment revenues.................    (1,567)    (7,225)   (25,616)
                                                       --------   --------   --------
Operating revenue....................................  $788,501   $773,838   $739,136
                                                       ========   ========   ========
EARNINGS
Total segment earnings...............................  $ 65,361   $ 56,308   $ 74,592
Unallocated amounts:
  Interest expense...................................   (70,932)   (70,813)   (71,275)
  Other, net.........................................       591     (1,050)     3,048
  Gain on Sale of Watercom...........................        --     11,418         --
                                                       --------   --------   --------
(Loss) Earnings before income taxes, extraordinary
  item and cumulative effect of accounting change....  $ (4,980)  $ (4,137)  $  6,365
                                                       ========   ========   ========

  GEOGRAPHIC INFORMATION

                                                     REVENUES               PROPERTIES -- NET
                                          ------------------------------   -------------------
                                            2001       2000       1999       2001       2000
                                          --------   --------   --------   --------   --------
United States...........................  $748,837   $733,870   $699,072   $422,877   $469,714
South America...........................    39,664     39,968     40,064     41,256     39,729
                                          --------   --------   --------   --------   --------
Total...................................  $788,501   $773,838   $739,136   $464,133   $509,443
                                          ========   ========   ========   ========   ========

     Revenues are attributed to countries based on the location of the service provided. Properties represent the only long lived assets of ACL.

  MAJOR CUSTOMER

     Revenues from one customer of the barging segment represented approximately 15% in 2001, 14% in 2000 and 14% in 1999 of ACL's consolidated revenues.

NOTE 12.  QUARTERLY DATA (UNAUDITED)

                                                                  2001
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $173,098   $192,884   $207,341   $215,178   $788,501
Operating (Loss) Income.................   (10,434)    17,194     24,164     34,437     65,361
(Loss) Earnings Before Extraordinary
  Item and Cumulative Effect............   (29,618)       142      5,690     18,688     (5,098)
Net (Loss) Earnings.....................   (30,108)     2,027      5,690     18,688     (3,703)

                         AMERICAN COMMERCIAL LINES LLC

                                                                  2000
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $167,477   $193,458   $205,738   $207,165   $773,838
Operating Income........................     7,971     16,122     18,217     13,998     56,308
(Loss) Earnings Before Extraordinary
  Item..................................    (8,097)    (2,116)     8,432     (6,619)    (8,400)
Net (Loss) Earnings.....................    (8,097)    (2,850)     8,432     (6,619)    (9,134)

                                                                  1999
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $173,217   $189,961   $188,617   $187,341   $739,136
Operating Income........................     4,316     19,955     22,480     27,841     74,592
(Loss) Earnings Before Cumulative Effect
  of Accounting Change..................   (12,810)     2,788      5,240      9,489      4,707
Net (Loss) Earnings.....................   (14,547)     2,788      5,240      9,489      2,970

     ACL's business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest.

     A loss of $490 was recorded in the first quarter of 2001 as the cumulative effect of adopting SFAS 133. An extraordinary gain of $1,885 was recorded in the second quarter of 2001 relating to the retirement of Senior Notes. In the fourth quarter 2001, the estimated useful life of boats was changed from 30 to 42 years. This resulted in $1,142 less depreciation for the quarter. The year 2000 included a second quarter extraordinary item charge of $734 for the Terminal Bond redemption premium, the gain on the sale of Watercom of $11,418 is included in the third quarter and an impairment loss of $3,865 is included in the fourth quarter. The first quarter of 1999 includes a non-cash charge of $1,737 for the workers' compensation second-injury funds due to the adoption of Statement of Position (SOP) 97-3.

NOTE 13.  CHANGES IN ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which provides that all business combinations should be accounted for using the purchase method of accounting and establishes criteria for the initial recognition and measurement of goodwill and other intangible assets recorded in connection with a business combination. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. ACL will apply the provisions of SFAS 141 to any future business combinations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach.

     In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 142 is effective beginning on December 29, 2001. Upon adoption, ACL will be required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on ACL's results of operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of

                         AMERICAN COMMERCIAL LINES LLC
goodwill. Management of ACL has not performed a transitional impairment test under SFAS 142 and accordingly cannot estimate the impact of the adoption SFAS 142 as of December 29, 2001.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of business (as previously defined in that Opinion). This statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL will adopt SFAS 144 in ACL's first quarter 2002. Management is currently evaluating the impact of SFAS 144 on ACL's future financial reporting.

NOTE 14.  SUMMARIZED FINANCIAL INFORMATION FOR SIGNIFICANT
50-PERCENT-OR-LESS-OWNED PERSONS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
Current assets..............................................     36,931         21,624
Noncurrent assets...........................................    149,593        130,508
Current liabilities.........................................     43,400         18,882
Noncurrent liabilities......................................     55,593         43,791

                                                                         YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Revenue.................................................    103,364         52,430         37,102
Operating income (loss).................................      3,117          3,830          6,205
(Loss) earnings before extraordinary item...............     (4,990)        (1,173)         2,896
     and cumulative effect of accounting................         --             --             --
     change.............................................         --             --             --
Net (loss) earnings.....................................     (4,990)        (1,173)         2,896

NOTE 15.  GUARANTOR FINANCIAL STATEMENTS

     The $735,000 of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100,000, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of December 28, 2001 and December 29, 2000 and for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999.

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2001

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $701,081       $28,611        $    --      $729,692
  Revenue from related parties.................      47,757        11,052             --        58,809
                                                   --------       -------        -------      --------
                                                    748,838        39,663             --       788,501
OPERATING EXPENSE
  Materials, Supplies and Other................     319,093        22,513             --       341,606
  Rent.........................................      55,191         1,520             --        56,711
  Labor and Fringe Benefits....................     161,606         4,435             --       166,041
  Fuel.........................................      92,991           569             --        93,560
  Depreciation and Amortization................      50,364         5,133             --        55,497
  Gain on Property Dispositions, Net...........     (16,498)           --             --       (16,498)
  Taxes, Other Than Income Taxes...............      26,166            57             --        26,223
                                                   --------       -------        -------      --------
                                                    688,913        34,227             --       723,140
                                                   --------       -------        -------      --------
OPERATING INCOME...............................      59,925         5,436             --        65,361

OTHER EXPENSE (INCOME)
  Interest Expense.............................      70,932            --             --        70,932
  Interest Expense, Affiliate -- Net...........          --         6,364         (6,364)           --
  Other, Net...................................      (8,328)        1,373          6,364          (591)
                                                   --------       -------        -------      --------
                                                     62,604         7,737             --        70,341
                                                   --------       -------        -------      --------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...      (2,679)       (2,301)            --        (4,980)
INCOME TAXES...................................         (21)          139             --           118
                                                   --------       -------        -------      --------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE..................      (2,658)       (2,440)            --        (5,098)
EXTRAORDINARY ITEM -- GAIN ON EARLY
  EXTINGUISHMENT OF DEBT.......................       1,885            --             --         1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........        (490)           --             --          (490)
                                                   --------       -------        -------      --------
NET LOSS.......................................    $ (1,263)      $(2,440)       $    --      $ (3,703)
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2000

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $733,870       $37,879        $    --      $771,749
  Revenue from related parties.................          --         2,089             --         2,089
                                                   --------       -------        -------      --------
                                                    733,870        39,968             --       773,838

OPERATING EXPENSE
  Materials, Supplies and Other................     315,275        19,597             --       334,872
  Rent.........................................      48,033         1,430             --        49,463
  Labor and Fringe Benefits....................     155,903         7,348             --       163,251
  Fuel.........................................      85,159         2,935             --        88,094
  Depreciation and Amortization................      49,104         6,910             --        56,014
  Gain on Property Dispositions, Net...........      (1,686)           --             --        (1,686)
  Taxes, Other Than Income Taxes...............      26,425         1,097             --        27,522
                                                   --------       -------        -------      --------
                                                    678,213        39,317             --       717,530
                                                   --------       -------        -------      --------
OPERATING INCOME (LOSS)........................      55,657           651             --        56,308

OTHER EXPENSE (INCOME)
  Interest Expense.............................      70,813            --             --        70,813
  Interest Expense, Affiliate -- Net...........          --         6,029         (6,029)           --
  Other, Net...................................      (4,745)         (234)         6,029         1,050
  Gain on Sale of Watercom.....................     (11,418)           --             --       (11,418)
                                                   --------       -------        -------      --------
                                                     54,650         5,795             --        60,445
                                                   --------       -------        -------      --------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................       1,007        (5,144)            --        (4,137)
INCOME TAXES...................................         176         4,087             --         4,263
                                                   --------       -------        -------      --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM......         831        (9,231)            --        (8,400)
EXTRAORDINARY ITEM -- LOSS ON EARLY
  EXTINGUISHMENT OF DEBT.......................        (734)           --             --          (734)
                                                   --------       -------        -------      --------
NET EARNINGS (LOSS)............................    $     97       $(9,231)       $    --      $ (9,134)
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE..............................    $699,072       $40,064        $    --      $739,136
OPERATING EXPENSE
  Materials, Supplies and Other................     287,980        18,783             --       306,763
  Rent.........................................      41,232         2,746             --        43,978
  Labor and Fringe Benefits....................     172,728         9,497             --       182,225
  Fuel.........................................      50,782         2,525             --        53,307
  Depreciation and Amortization................      45,066         6,156             --        51,222
  Loss on Property Dispositions, Net...........         384            --             --           384
  Taxes, Other Than Income Taxes...............      25,910           755             --        26,665
                                                   --------       -------        -------      --------
                                                    624,082        40,462             --       664,544
                                                   --------       -------        -------      --------
OPERATING INCOME (LOSS)........................      74,990          (398)            --        74,592
OTHER EXPENSE (INCOME)
  Interest Expense.............................      71,275            --             --        71,275
  Interest Expense, Affiliate -- Net...........          --         4,861         (4,861)           --
  Other, Net...................................      (7,005)         (904)         4,861        (3,048)
                                                   --------       -------        -------      --------
                                                     64,270         3,957             --        68,227
                                                   --------       -------        -------      --------
EARNINGS (LOSS) BEFORE INCOME TAXES............      10,720        (4,355)            --         6,365
INCOME TAXES...................................         694           964             --         1,658
                                                   --------       -------        -------      --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE............................      10,026        (5,319)            --         4,707
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........      (1,737)           --             --        (1,737)
                                                   --------       -------        -------      --------
NET EARNINGS (LOSS)............................    $  8,289       $(5,319)       $    --      $  2,970
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 28, 2001

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss.....................................    $ (1,263)      $ (2,440)      $    --      $ (3,703)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided by (Used in) Operating
     Activities:
     Depreciation and Amortization.............      54,777          5,133            --        59,910
     Gain on Property Dispositions.............     (16,498)            --            --       (16,498)
     Other Operating Activities................      (6,753)         2,901            --        (3,852)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       6,349        (32,340)       13,981       (12,010)
       Materials and Supplies..................      (1,119)          (265)           --        (1,384)
       Accrued Interest........................         413             --            --           413
       Other Current Assets....................     (14,648)         9,650            --        (4,998)
       Other Current Liabilities...............     (11,859)        18,569            --         6,710
                                                   --------       --------       -------      --------
       Net Cash Provided by Operating
          Activities...........................       9,399          1,208        13,981        24,588
INVESTING ACTIVITIES
  Property Additions...........................     (13,165)        (6,607)           --       (19,772)
  Investment in Vessel Leasing LLC.............      (6,808)            --            --        (6,808)
  Proceeds from Property Dispositions..........      23,918             --            --        23,918
  Proceeds from Sale of Terminals..............       7,818             --            --         7,818
  Proceeds from Property Condemnation..........       2,730             --            --         2,730
  Other Investing Activities...................      (9,055)         1,846         2,615        (4,594)
                                                   --------       --------       -------      --------
       Net Cash Provided by (Used in) Investing
          Activities...........................       5,438         (4,761)        2,615         3,292
FINANCING ACTIVITIES
  Short-Term Borrowings........................      17,250             --            --        17,250
  Long-Term Debt Repaid........................     (47,937)            --            --       (47,937)
  Borrowing from Affiliates....................          --            567          (567)           --
  Affiliate Debt Repaid........................          --           (567)          567            --
  Outstanding Checks Net of Deposits...........      (6,670)            --            --        (6,670)
  Debt Costs...................................      (3,463)            --            --        (3,463)
  Cash Dividends Paid..........................          --         (1,000)        1,000            --
  Other Financing..............................         625          3,615        (3,615)          625
                                                   --------       --------       -------      --------
       Net Cash (Used in) Provided by Financing
          Activities...........................     (40,195)         2,615        (2,615)      (40,195)
Net Decrease in Cash and Cash Equivalents......     (25,358)          (938)       13,981       (12,315)
Cash and Cash Equivalents at Beginning of
  Period.......................................      57,289          2,279            --        59,568
                                                   --------       --------       -------      --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 31,931       $  1,341       $13,981      $ 47,253
                                                   ========       ========       =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2000

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Earnings (Loss)..........................    $     97       $ (9,231)      $     --     $ (9,134)
  Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by (Used in)
     Operating Activities:
     Depreciation and Amortization.............      52,167          6,909             --       59,076
     Impairment of Barges......................       3,865             --             --        3,865
     Gain on Sale of Watercom..................     (11,418)            --             --      (11,418)
     Other Operating Activities................      (4,320)        (2,260)            --       (6,580)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       4,925         (7,472)            --       (2,547)
       Materials and Supplies..................      12,469           (265)            --       12,204
       Accrued Interest........................      10,557             --             --       10,557
       Other Current Assets....................      (6,939)         3,224             --       (3,715)
       Other Current Liabilities...............     (23,612)         2,086             --      (21,526)
                                                   --------       --------       --------     --------
       Net Cash Provided by (Used in) Operating
          Activities...........................      37,791         (7,009)            --       30,782
INVESTING ACTIVITIES
  Property Additions...........................     (27,817)        (2,737)            --      (30,554)
  Purchase of Barging Assets...................     (31,500)            --             --      (31,500)
  Proceeds from Property Dispositions..........       4,089             --             --        4,089
  Proceeds from Sale of Watercom...............      13,600             --             --       13,600
  Proceeds from Sale of Restricted
     Investments...............................      25,288             --             --       25,288
  Other Investing Activities...................     (15,537)        (1,536)        11,958       (5,115)
                                                   --------       --------       --------     --------
       Net Cash Used in Investing Activities...     (31,877)        (4,273)        11,958      (24,192)
FINANCING ACTIVITIES
  Short-Term Borrowings........................      66,750             --             --       66,750
  Short-Term Debt Issued.......................     (54,752)            --             --      (54,752)
  Short-Term Debt Repaid.......................          --             --             --           --
  Affiliate Debt Repaid........................          --        (12,560)        12,560           --
  Cash Dividends Paid..........................          --         (3,160)         3,160           --
  Other Financing..............................      10,139          1,694         (1,694)      10,139
  Borrowing from Affiliates....................          --         25,984        (25,984)          --
                                                   --------       --------       --------     --------
       Net Cash Provided by Financing
          Activities...........................      22,137         11,958        (11,958)      22,137
Net Increase in Cash and Cash Equivalents......      28,051            676             --       28,727
Cash and Cash Equivalents at Beginning of
  Period.......................................      29,238          1,603             --       30,841
                                                   --------       --------       --------     --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 57,289       $  2,279       $     --     $ 59,568
                                                   ========       ========       ========     ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Earnings (Loss)..........................    $  8,289       $ (5,319)      $     --     $  2,970
  Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by Operating
     Activities:
     Depreciation and Amortization.............      47,883          6,156             --       54,039
     Impairment of Barges......................         230             --             --          230
     Proceeds from the initial sale of accounts
       receivable..............................      50,000             --             --       50,000
     Other Operating Activities................       3,723         (2,039)            --        1,684
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................      (1,983)         7,129             --        5,146
       Materials and Supplies..................      (3,092)           189             --       (2,903)
       Accrued Interest........................     (14,834)            --             --      (14,834)
       Other Current Assets....................      10,890        (13,026)            --       (2,136)
       Other Current Liabilities...............       3,934         (3,528)            --          406
                                                   --------       --------       --------     --------
       Net Cash Provided by (Used in) Operating
          Activities...........................     105,040        (10,438)            --       94,602
INVESTING ACTIVITIES
  Property Additions...........................     (46,564)        (9,316)            --      (55,880)
  Proceeds from Property Dispositions..........       2,111             22             --        2,133
  Other Investing Activities...................     (21,442)           279         15,754       (5,409)
                                                   --------       --------       --------     --------
       Net Cash Used in Investing Activities...     (65,895)        (9,015)        15,754      (59,156)
FINANCING ACTIVITIES
  Partner Distribution.........................        (541)            --             --         (541)
  Long-Term Debt Repaid........................     (53,046)          (155)           155      (53,046)
  Cash Dividends Paid..........................          --         (6,700)         6,700           --
  Other Financing Activities...................        (374)           189           (189)        (374)
  Borrowing from Affiliates....................          --         22,420        (22,420)          --
                                                   --------       --------       --------     --------
       Net Cash (Used in) Provided by Financial
          Activities...........................     (53,961)        15,754        (15,754)     (53,961)
Net Decrease in Cash and Cash Equivalents......     (14,816)        (3,699)            --      (18,515)
Cash and Cash Equivalents at Beginning of
  Period.......................................      44,054          5,302             --       49,356
                                                   --------       --------       --------     --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 29,238       $  1,603       $     --     $ 30,841
                                                   ========       ========       ========     ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 28, 2001

                                            GUARANTOR        OTHER                      COMBINED
                                           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                           ------------   ------------   ------------   ---------
                                                           (DOLLARS IN THOUSANDS)
                                             ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents..............   $  45,912       $  1,341      $      --     $  47,253
  Accounts Receivable -- Net.............      25,612         29,752        (13,981)       41,383
  Accounts Receivable -- Related
     Parties.............................          --         13,402             --        13,402
  Materials and Supplies.................      30,180          1,155             --        31,335
  Other Current Assets...................      41,069        (11,436)            --        29,633
                                            ---------       --------      ---------     ---------
          Total Current Assets...........     142,773         34,214        (13,981)      163,006
PROPERTIES -- NET........................     422,877         41,256             --       464,133
NET PENSION ASSET........................      26,067             --             --        26,067
OTHER ASSETS.............................     153,227         52,702       (101,199)      104,730
                                            ---------       --------      ---------     ---------
          Total Assets...................   $ 744,944       $128,172      $(115,180)    $ 757,936
                                            =========       ========      =========     =========

                                           LIABILITIES
CURRENT LIABILITIES
  Accounts Payable.......................   $  28,094       $  1,643      $      --     $  29,737
  Accrued Payroll and Fringe Benefits....      17,206             --             --        17,206
  Deferred Revenue.......................      11,890             --             --        11,890
  Accrued Claims and Insurance
     Premiums............................      24,200             --             --        24,200
  Accrued Interest.......................      18,659             --             --        18,659
  Short-term Debt........................      84,000             --             --        84,000
  Current Portion of Long-Term Debt......     608,519             --             --       608,519
  Other Current Liabilities..............      40,249         15,804        (13,981)       42,072
  Other Current Liabilities -- Related
     Parties.............................          --          8,397             --         8,397
                                            ---------       --------      ---------     ---------
          Total Current Liabilities......     832,817         25,844        (13,981)      844,680
LONG-TERM NOTE PAYABLE TO AFFILIATE......          --         86,700        (86,700)           --
LONG-TERM DEBT...........................          --             --             --            --
PENSION LIABILITY........................      18,907             --             --        18,907
OTHER LONG-TERM LIABILITIES..............      36,163          1,129             --        37,292
                                            ---------       --------      ---------     ---------
          Total Liabilities..............   $ 887,887       $113,673      $(100,681)    $ 900,879
                                            ---------       --------      ---------     ---------

                                        MEMBER'S DEFICIT
Member's Interest........................     220,074             --             --       220,074
Other Capital............................     166,580         57,374        (57,374)      166,580
Retained Deficit.........................    (527,740)       (42,875)        42,875      (527,740)
Other Comprehensive Loss.................      (1,857)            --             --        (1,857)
                                            ---------       --------      ---------     ---------
          Total Member's Deficit.........    (142,943)        14,499        (14,499)     (142,943)
                                            ---------       --------      ---------     ---------
          Total Liabilities and Member's
            Deficit......................   $ 744,944       $128,172      $(115,180)    $ 757,936
                                            =========       ========      =========     =========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 29, 2000

                                                 GUARANTOR        OTHER                      COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents...................   $  57,288       $  2,280       $     --     $  59,568
  Accounts Receivable -- Net..................      32,608          8,109             --        40,717
  Accounts Receivable -- Related Parties......          --          2,111             --         2,111
  Materials and Supplies......................      28,883            890             --        29,773
  Other Current Assets........................      24,823         (1,163)            --        23,660
                                                 ---------       --------       --------     ---------
          Total Current Assets................     143,602         12,227             --       155,829
PROPERTIES -- NET.............................     469,714         39,729             --       509,443
NET PENSION ASSET.............................      24,512             --             --        24,512
OTHER ASSETS..................................     141,534         51,128        (94,908)       97,754
                                                 ---------       --------       --------     ---------
          Total Assets........................   $ 779,362       $103,084       $(94,908)    $ 787,538
                                                 =========       ========       ========     =========

                                             LIABILITIES
CURRENT LIABILITIES
  Accounts Payable............................   $  28,536       $  1,194       $     --     $  29,730
  Accrued Payroll and Fringe Benefits.........      14,003             --             --        14,003
  Deferred Revenue............................      12,011             --             --        12,011
  Accrued Claims and Insurance Premiums.......      21,047             --             --        21,047
  Accrued Interest............................      18,246             --             --        18,246
  Short-term Debt.............................      66,750             --             --        66,750
  Current Portion of Long-Term Debt...........      44,579             --             --        44,579
  Other Current Liabilities...................      50,918          4,442             --        55,360
  Other Current Liabilities -- Related
     Parties..................................          --          1,457             --         1,457
                                                 ---------       --------       --------     ---------
          Total Current Liabilities...........     256,090          7,093             --       263,183
LONG-TERM NOTE PAYABLE TO AFFILIATE...........          --         86,700        (86,700)           --
LONG-TERM DEBT................................     613,476             --             --       613,476
PENSION LIABILITY.............................      21,389             --             --        21,389
OTHER LONG-TERM LIABILITIES...................      28,066          1,083             --        29,149
                                                 ---------       --------       --------     ---------
          Total Liabilities...................   $ 919,021       $ 94,876       $(86,700)    $ 927,197
                                                 ---------       --------       --------     ---------

                                           MEMBER'S DEFICIT
Member's Interest.............................     220,074             --             --       220,074
Other Capital.................................     163,799         46,820        (46,820)      163,799
Retained Deficit..............................    (523,048)       (38,612)        38,612      (523,048)
Other Comprehensive Loss......................        (484)            --             --          (484)
                                                 ---------       --------       --------     ---------
          Total Member's Deficit..............    (139,659)         8,208         (8,208)     (139,659)
                                                 ---------       --------       --------     ---------
          Total Liabilities and Member's
            Deficit...........................   $ 779,362       $103,084       $(94,908)    $ 787,538
                                                 =========       ========       ========     =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Managers
of American Commercial Lines LLC:

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the Index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of American Commercial Lines LLC and its subsidiaries (ACL) at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the Index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of ACL's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UABL Limited (UABL), a 50% owned subsidiary, for 2001, which statements reflect 7% of consolidated total assets as of December 28, 2001, and 27% of consolidated net loss for the fiscal year ended December 28, 2001. We also did not audit the financial statements of Global Material Services LLC (GMS), a 50% owned subsidiary, for 1999, which statements reflect 1% of consolidated total assets as of December 31, 1999, and 45% of consolidated net earnings for the fiscal year ended December 31, 1999. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for UABL and GMS, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     The accompanying consolidated financial statements have been prepared assuming that ACL will continue as a going concern. ACL incurred a substantial loss during 2001. As discussed in Note 4 to the consolidated financial statements, subsequent to December 28, 2001 ACL also defaulted on its Senior Notes and Senior Credit Facilities and has determined that it is not likely that it will be able to meet the covenant requirements included in the Senior Credit Facilities agreement for 2002. Accordingly, ACL's outstanding debt has been classified as current in its consolidated balance sheet at December 28, 2001. The above facts raise substantial doubt about ACL's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, during the fourth quarter of 2001 the Company prospectively increased its estimate of the useful life of towboats, which reduced the loss before extraordinary items and the net loss by $1.1 million for the fiscal year ended December 28, 2001.

                                          PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
March 26, 2002

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                         BALANCE AT
                                        BEGINNING OF   CHARGES TO                            BALANCE AT END
                                           PERIOD       EXPENSE      OTHER       WRITEOFFS     OF PERIOD
                                        ------------   ----------   -------      ---------   --------------
2001:
Allowance for Uncollectible
  accounts............................     $1,157        $1,176          --       $  (702)       $1,631
Valuation allowance for Foreign net
  operating Loss carryforwards........         --            --          --            --            --

2000:
Allowance for Uncollectible
  accounts............................     $2,290        $  194          --       $(1,327)       $1,157
Valuation allowance for Foreign net
  operating Loss carryforwards........     $6,605            --     $(6,605)(1)        --            --

1999:
Allowance for Uncollectible
  accounts............................     $2,335        $  813     $  (591)(2)   $  (267)       $2,290
Valuation allowance for Foreign net
  operating Loss carryforwards........     $4,186        $2,419          --            --        $6,605

---------------

(1) Contribution of assets to UABL.

(2) Securitization of accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants during 2000 or 2001.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS OF THE PARENT, ACL AND/OR ITS SUBSIDIARIES; BOARD OF MANAGERS OF THE PARENT

     The Executive Officers of ACL and/or its subsidiaries and the Parent are:

                               EXECUTIVE OFFICERS

NAME                                   AGE                          POSITION
----                                   ---                          --------
Michael C. Hagan.....................  55    President and Chief Executive Officer -- ACL
Paul S. Besson.......................  48    Sr. Vice President -- Human Resources and Corporate
                                             Services
James F. Farley......................  50    Sr. Vice President -- Marketing Services
Robert P. Herre......................  49    President -- Jeffboat
Michael A. Khouri....................  52    Sr. Vice President -- Transportation Services
Martin K. Pepper.....................  48    Sr. Vice President -- International
R. Barry Uber........................  56    President and Chief Operating Officer -- ACBL
William N. Whitlock..................  60    Sr. Vice President -- Logistic Services
James J. Wolff.......................  44    Sr. Vice President -- Finance/Administration and Chief
                                             Financial Officer

     The members of the Board of Managers of the Parent (the "Board of Managers") are as follows.

                        BOARD OF MANAGERS OF THE PARENT

NAME                                   AGE   POSITION
----                                   ---   --------
David Wagstaff III...................  63    Chairman
David H. Baggs.......................  42    Member
Ellen M. Fitzsimmons.................  41    Member
Paul R. Goodwin......................  59    Member
Ernest A. Haberli....................  53    Member
Michael C. Hagan.....................  55    Member
Richard L. Huber.....................  65    Member
Richard E. Mayberry, Jr. ............  49    Member
James P. Peter.......................  51    Member
David F. Thomas......................  51    Member

     Michael C. Hagan is President and Chief Executive Officer and joined ACL in 1970. He has served as President and Chief Executive Officer of ACL and its subsidiaries since 1991. Prior to that, he held a series of positions of increasing responsibility within ACL and CSX.

     Paul S. Besson is Senior Vice President -- Human Resources and Corporate Services for ACL and its subsidiaries. Prior to joining ACL in 1998, he was most recently Director, Talent Negotiations and Labor Relations with the National Broadcasting Company, Inc. ("NBC"), a wholly-owned subsidiary of General Electric Company, and earlier held several other human resource positions at NBC since 1984.

     James F. Farley was named Senior Vice President -- Marketing Services of ACBL in March 2000, moving from his position as Vice President -- Liquid Sales, which he held from 1998. Mr. Farley joined ACBL in 1992 and served in various positions, including Vice President, Distribution Services. Prior to joining ACL Mr. Farley was Vice President, Operations with The Valley Line -- Sequa Corporation.

     Robert P. Herre was appointed President of Jeffboat in September 2001. Mr. Herre began his career with ACL in 1990 and has served in various managerial roles, most recently as Vice President, Vessel Management for ACBL.

     Michael A. Khouri was named Senior Vice President -- Transportation Services for ACBL and LDC in March 2000. He had served as Senior Vice
President -- Corporate Services for ACL and its subsidiaries from August 1998 through March 2000 and before that as Senior Vice President and General Counsel since 1990. Prior to joining ACL in 1979, he worked at the Crounse Corporation.

     Martin K. Pepper was appointed Senior Vice President -- International for American Commercial Lines International LLC in August 1998. Prior to joining ACL in 1997 as Vice President for Fleet Maintenance, he served for sixteen years as an operations officer with Canal Barge Line and served in sales and marketing for Tidewater Barge Line from 1990 to 1997.

     R. Barry Uber was appointed President and Chief Operating Officer of ACBL in July 2001. Mr. Uber was President and Chief Executive Officer of North American Van Lines prior to joining ACBL. Prior to that, Mr. Uber spent twenty-nine years with the Ingersoll-Rand Co., ending his career there as President, Construction and Mining.

     William N. Whitlock was named Senior Vice President -- Logistic Services for ACBL and LDC in March 2000. He had served as Senior Vice
President -- Transportation Services from 1982 through March 2000. Prior to joining ACL in 1979 Mr. Whitlock devoted fifteen years of his career to the U.S. Army Corps of Engineers in positions of increasing authority.

     James J. Wolff has served as Senior Vice
President -- Finance/Administration and Chief Financial Officer of ACL and its subsidiaries since 1998. Mr. Wolff was head of international development for ACL from 1996 to 1998. From 1992 to 1996, Mr. Wolff was Senior Vice
President -- Finance, transferring to ACL after serving as an executive of Texas Gas Exploration, a former CSX subsidiary, from 1979 to 1986 and as an executive for CSX from 1986 to 1992.

     David Wagstaff III has served as President and Chief Executive Officer of Vectura since 1993. He was previously the Principal in a private consulting business and has worked in various executive capacities at the Equitable Life Assurance Company and Citicorp. He is currently a director of Great Lakes Dredge and Dock Company and a number of private companies.

     David H. Baggs is Assistant Vice President -- Corporate Treasury for CSX. He has held various finance and planning positions with CSX since 1985.

     Ellen M. Fitzsimmons is Senior Vice President -- Law of CSX. She has served in various legal positions with CSX since 1991.

     Paul R. Goodwin is Vice Chairman and Chief Financial Officer of CSX. He has served in various executive positions with CSX since 1995. From February to April, 1995, he was Executive Vice President, Finance & Administration of CSX's principal subsidiary, CSX Transportation, Inc. ("CSXT"), which provides rail transportation services. Prior thereto he served as Senior Vice
President -- Finance of CSXT since 1991.

     Ernest A. Haberli is President, Commercial Operations, International of The Gillette Company. Mr. Haberli was previously Executive Vice President and Chief Financial Officer of Fort James Corporation from the time of the 1997 merger of Fort Howard Corporation and James River Corporation until 2001. Prior to the merger, he was Senior Vice President, Strategy, for James River, since 1996. From 1990 to 1995, he served as President of Pet International. He also held various executive positions in strategic planning and development and international business management with Kraft General Foods, Kraft International and Kraft, Inc. since 1985.

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

     James P. Peter is Vice President -- Taxes for CSX. He has served in various executive positions with CSX since 1987.

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

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to ACL, or its subsidiary companies or their predecessors for 1999 through 2001 of those persons who served as (i) the chief executive officer during 2001 and (ii) the other four most highly compensated executive officers for 2001 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM COMPENSATION
                                                                            ----------------------
                                                                              AWARDS
                                         ANNUAL COMPENSATION                ----------    PAYOUTS
                             --------------------------------------------   SECURITIES   ---------
                                                           OTHER ANNUAL     UNDERLYING   LTIP PLAN      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY    BONUS(1)   COMPENSATION(2)    OPTIONS      PAYOUTS    COMPENSATION(3)
---------------------------  ----   --------   --------   ---------------   ----------   ---------   ---------------
Michael C. Hagan..........   2001   $315,000   $      0       $ 9,240          N/A          N/A          $27,983
  President and CEO          2000    315,000          0         9,240          N/A          N/A           30,918
  ACL                        1999    315,000    767,525(4)      11,065         N/A          N/A           27,360
R. Barry Uber.............   2001   $126,042   $150,000       $ 4,235          N/A          N/A          $15,188
  President and COO
  ACBL and LDC
  (appointed 7/2001)
William N. Whitlock.......   2001   $167,000   $      0       $ 9,240          N/A          N/A          $10,275
  Sr. Vice President --      2000    161,000          0         9,240          N/A          N/A           10,577
  Logistic Services          1999    161,000    332,157         9,009          N/A          N/A            8,440
  ACBL and LDC
Michael A. Khouri.........   2001   $167,000   $      0       $ 9,240          N/A          N/A          $ 3,288
  Sr. Vice President --      2000    159,500          0         9,240          N/A          N/A            3,189
  Transportation             1999    152,000    293,164         9,540          N/A          N/A            1,180
  Services
  ACBL and LDC
James F. Farley...........   2001   $166,125   $      0       $ 9,240          N/A          N/A          $ 2,030
  Sr. Vice President --      2000    156,250     40,000         8,140          N/A          N/A              824
  Marketing Services
  ACBL and LDC
  (appointed 3/2000)

---------------

(1) No Named Executive Officer earned an ACL incentive award for 2001, however, Mr. Uber was paid $150,000 as part of an employment agreement. 1999 Bonus amounts consist entirely of bonus payments paid by CSX in connection with the Recapitalization ("CSX Bonus Payments").

(2) Consists of automobile payments only in 2001 and 2000, and automobile payments and medical examinations in 1999.

(3) Amounts shown include the above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan and Mr. Whitlock. For 2001, those amounts were $18,977 for Mr. Hagan and $5,280 for Mr. Whitlock. For 2000, those amounts were $22,013 for Mr. Hagan and $6,124 for Mr. Whitlock. Amounts shown also include life insurance premium payments made on behalf of the Named Executive Officers in the following amounts for 2001: for Mr. Hagan, $2,913, for Mr. Uber, $1,075, for Mr. Whitlock, $3,102, for Mr. Khouri, $1,395, and for Mr. Farley, $1,016; and for 2000: for Mr. Hagan, $2,798, for Mr. Whitlock, $2,546, for Mr. Khouri, $1,282, and for Mr. Farley, $824. Amounts shown also include matching contributions made by ACL in 2001 and 2000 in conjunction with deferral of salary or bonus to a supplementary savings plan on behalf of Mr. Hagan of $4,200. Amounts shown also include payment for the provision of tax services for Messrs. Hagan, Whitlock and Khouri in the amount of $1,893 for each in 2001 and $1,907 for each in 2000, and certain travel expense payments to Mr. Farley of $1,014 for 2001.

(4) Following the Recapitalization, CSX became obligated to pay Mr. Hagan certain benefits aggregating $3.75 million pursuant to an employment agreement.

     No Named Executive Officer received option grants in 2001.

     The following table sets forth the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2001:

                         FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF
                                                       SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                              SHARES                    UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                            ACQUIRED ON    VALUE        AT FISCAL YEAR-END          AT FISCAL YEAR-END(1)
NAME                         EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(2)
----                        -----------   --------   -------------------------   ----------------------------
Michael C. Hagan..........    54,000      $152,032                N/A                     $     0/0
R. Barry Uber.............                                        N/A                           N/A
William N. Whitlock.......                                   52,966/0                     $22,518/0
Michael A. Khouri.........    25,120      $133,462                0/0                     $     0/0
James F. Farley...........                                        N/A                           N/A

---------------

(1) Represents options to purchase CSX Shares.

(2) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $35.12, the mean value of CSX Shares on December 31, 2001.

     ACL has a salary continuation plan (the "Salary Continuation Plan") whereby supplemental retirement benefits are paid as a function of final pay, some of which are paid in lieu of a former life insurance benefit.

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

                               PENSION PLAN TABLE

                                                              YEARS OF SERVICE
FIVE CONSECUTIVE YEAR                          -----------------------------------------------
AVERAGE COMPENSATION                             15        20        25        30        35
---------------------                          -------   -------   -------   -------   -------
$125,000.....................................   26,771    36,146    45,521    54,896    64,271
 150,000.....................................   32,125    43,375    54,625    65,875    77,125
 175,000.....................................   37,479    50,604    63,729    76,854    89,979
 200,000.....................................   42,833    57,833    72,833    87,833   102,833
 225,000.....................................   48,188    65,063    81,938    98,813   115,688
 250,000.....................................   53,542    72,292    91,042   109,792   128,542
 275,000.....................................   58,896    79,521   100,146   120,771   141,396
 300,000.....................................   64,250    86,750   109,250   131,750   154,250
 325,000.....................................   69,604    93,979   118,354   142,729   167,104
 350,000.....................................   74,958   101,208   127,458   153,708   179,958
 375,000.....................................   80,313   108,438   136,563   164,688   192,813
 400,000.....................................   85,667   115,667   145,667   175,667   205,667
 425,000.....................................   91,021   122,896   154,771   186,646   218,521
 450,000.....................................   96,375   130,125   163,875   197,625   231,375
 475,000.....................................  101,729   137,354   172,979   208,604   244,229
 500,000.....................................  107,083   144,583   182,083   219,583   257,083

---------------

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

     The above table sets forth the estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups. The normal form of the benefit is a straight-life annuity. As of April 1, 2002, the individuals named in the Summary Compensation Table will have the following years of credited service:
Mr. Hagan, 31.64 years; Mr. Uber, less than 1 year; Mr. Whitlock, 22.88 years; Mr. Khouri, 22.65 years; Mr. Farley, 9.86 years.

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

ITEM 12.  SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                NUMBER OF    PERCENTAGE OF   NUMBER OF    PERCENTAGE OF   NUMBER OF    PERCENTAGE OF   NUMBER OF
                                NON-VOTING    NON-VOTING     NON-VOTING    NON-VOTING     NON-VOTING    NON-VOTING     NON-VOTING
                                  SENIOR        SENIOR         JUNIOR        JUNIOR         SENIOR        SENIOR         JUNIOR
                                PREFERRED      PREFERRED     PREFERRED      PREFERRED       COMMON        COMMON         COMMON
NAME OF                         MEMBERSHIP    MEMBERSHIP     MEMBERSHIP    MEMBERSHIP     MEMBERSHIP    MEMBERSHIP     MEMBERSHIP
BENEFICIAL OWNER                INTERESTS      INTERESTS     INTERESTS      INTERESTS     INTERESTS      INTERESTS     INTERESTS
-----------------------------   ----------   -------------   ----------   -------------   ----------   -------------   ----------
399 Venture Partners, Inc.             --           --       4,465,960         44.4%       214,908          63.4%        46,927
CSX Corporation                 11,500,000       100.0%      3,899,393         38.8%            --            --         30,389
James F. Farley                        --           --           7,261            *             --            --            263
Michael C. Hagan                       --           --          43,568            *             --            --             --
Richard Huber                          --           --           9,909            *             --            --             88
Michael A. Khouri                      --           --          14,523            *             --            --            405
Richard E. Mayberry, Jr.               --           --          49,545            *          9,263           2.7%           750
David F. Thomas                        --           --         148,636          1.5%         1,144             *          1,362
David Wagstaff III                     --           --          11,618            *         28,753           8.5%         1,479
William N. Whitlock                    --           --          17,427            *             --            --            632
Board of Managers and
Executive Officers as a Group          --           --         373,649         3.71%        39,160          11.6%         7,558

                               PERCENTAGE OF   NUMBER OF    PERCENTAGE OF
                                NON-VOTING       VOTING        VOTING
                                  JUNIOR         JUNIOR        JUNIOR
                                  COMMON         COMMON        COMMON
NAME OF                         MEMBERSHIP     MEMBERSHIP    MEMBERSHIP
BENEFICIAL OWNER                 INTERESTS     INTERESTS      INTERESTS
-----------------------------  -------------   ----------   -------------
399 Venture Partners, Inc.         48.1%         4,426           44.3%
CSX Corporation                    31.1%         3,400           34.0%
James F. Farley                       *             --             --
Michael C. Hagan                     --          1,579           15.8%
Richard Huber                         *              3              *
Michael A. Khouri                     *            121            1.2%
Richard E. Mayberry, Jr.              *             22              *
David F. Thomas                     1.4%            41              *
David Wagstaff III                  1.5%            31              *
William N. Whitlock                   *             --             --
Board of Managers and
Executive Officers as a Group       7.7%         1,797          17.97%

---------------
* Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATE AGREEMENTS

     ACL has entered into agreements or arrangements with CSX, subsidiaries of CSX and Vectura, an entity that is majority owned by 399 Venture Partners, Inc. These agreements and business arrangements are for the purpose of either providing or obtaining rail services for multi-modal transportation packages, real estate and office lease arrangements (of approximately $40,000 from CSX to ACL for certain office lease payments), and provision of certain transitional administrative services (of approximately $200,000 from ACL to CSX for transition services), as described herein.

     ACL has also entered into an arrangement with Vessel Leasing (in which ACL owns 50% and Vectura owns 50% of the outstanding equity interests), whereby Jeffboat sells barges to Vessel Leasing which charters those barges to ACBL. ACL guarantees the charters between ACBL and Vessel Leasing.

     ACL also has entered into certain non-material agreements with GMS (for the provision of corporate services by ACT to GMS), certain affiliates of UABL (ship management agreements), and UABL (charters related to the UABL merger).

     ACL's arrangements described above are each on terms and conditions that ACL believes are in the aggregate not materially more favorable or unfavorable to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Consolidated Financial Statements:

     Included in Part II of this report:

        Consolidated Statement of Operations, for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

        Consolidated Statement of Cash Flows, for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

        Consolidated Statement of Financial Position as of December 28, 2001 and December 29, 2000.

        Consolidated Statement of Member's Deficit/Stockholder's Equity, for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

        Notes to Consolidated Financial Statements, for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

        Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines LLC at December 28, 2001, December 29, 2000 and December 31, 1999 and for each of the three fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999.

     Included in Item 14(d) to this report:

        Consolidated Statement of Operations of UABL Limited for the year ended December 31, 2001 and for the period of October 24 (inception date) to December 31, 2000.

        Consolidated Statement of Financial Position of UABL Limited as of December 31, 2001 and for the period of October 24 (inception date) to December 31, 2000.

        Report of Arthur Andersen LLP, Independent Public Accountants, on the consolidated financial statements of UABL Limited as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period of October 24 (inception date) to December 31, 2000.

(2) Financial Statement Schedule

     Included in Part II of this report:

          Schedule VIII -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.1    Recapitalization Agreement dated as of April 17, 1998 by and among CSX, Vectura, the Parent, ACL and National Marine
          (incorporated by reference to Exhibit 2.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.1    Certificate of Formation of the Parent (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.2    Form of Certificate of Formation of ACL and the Subsidiary
          Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.3    Form of Limited Liability Company Agreement for the
          Subsidiary Guarantors (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
  +3.4    Amended and Restated Limited Liability Company Agreement of
          the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.5    Amended and Restated Limited Liability Company Agreement of
          ACL (incorporated by reference to Exhibit 3.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.6    Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.7    By-laws of ACL Capital (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
  +4.1    Indenture dated as of June 30, 1998 by and among ACL, ACL
          Capital and the Subsidiary Guarantors and the United States
          Trust Company of New York, as trustee (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.2    Purchase Agreement dated as of June 23, 1998 among ACL, ACL
          Capital and the Subsidiary Guarantors, Wasserstein Perella
          Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.3    Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
          Wasserstein Perella Securities, Inc. and Chase Securities
          Inc. (incorporated by reference to Exhibit 3.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +4.4    Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
          Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
 +10.1    Credit Agreement dated as of June 30, 1998 among ACL, the
          Parent, the Lenders (as defined therein) and The Chase
          Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
*+10.2    Employment Agreement between ACL and Daniel J. Marquitz
          dated October 19, 1998 (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.3    Employment Agreement between CSX and Michael C. Hagan dated
          February 1, 1995 (incorporated by reference to Exhibit 10.3 of the registrant's 1998 Annual Report on Form 10-K dated
          March 25, 1999 (Registration No. 333-62227)).
*+10.4    Stock Purchase and Loan Plan, as amended (incorporated by
          reference to Exhibit 10.14 of CSX's 1998 Annual Report on
          Form 10-K dated March 3, 1999 (File No. 333-28523)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
*+10.5    1987 Long-Term Performance Stock Plan, as amended
          (incorporated by reference to Exhibit 10.15 of CSX's 1998
          Annual Report on Form 10-K dated March 3, 1999 (File No.
          333-28523)).
*+10.6    1985 Deferred Compensation Program for Executives of CSX
          Corporation and Affiliated Companies, as amended
          (incorporated by reference to Exhibit 10.16 of CSX's 1998
          Annual Report on Form 10-K dated March 3, 1999 (File No.
          333-28523)).
*+10.7    Supplementary Savings Plan and Incentive Award Deferral Plan
          for Eligible Executives of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.17 of CSX's 1998 Annual Report on Form 10-K dated March
          3, 1999 (File No. 333-28523)).
*+10.8    Special Retirement Plan of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.18 of CSX's 1998 Annual Report on Form 10-K dated March
          3, 1999 (File No. 333-28523)).
*+10.9    Supplemental Retirement Plan of CSX Corporation and
          Affiliated Companies, as amended (incorporated herein by
          reference to Exhibit 10.19 of CSX's 1998 Annual Report on
          Form 10-K dated March 3, 1998 (File No. 333-28523)).
*+10.10   American Commercial Lines, Inc. Severance Pay Plan
          (incorporated by reference to Exhibit 2.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
*+10.11   American Commercial Barge Line Company Salary Continuation
          Plan, as amended Plan (incorporated by reference to Exhibit
          2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.12   Employment Agreement between ACL and David Wagstaff III
          dated June 25, 1999 (incorporated by reference to Exhibit
          10.1 of the registrant's Quarterly Report on Form 10-Q for the period ending July 2, 1999 dated August 10, 1999 (File
          No. 333-62227)).
*+10.13   Consulting Agreement between ACL and David Wagstaff III
          dated October 1, 1999 (incorporated by reference to Exhibit
          10.13 of the registrant's 1999 Annual Report on Form 10-K
          dated March 30, 2000 (File No. 333-62227)).
 +10.14   Amendment No. 1, Waiver and Agreement to Credit Agreement
          (incorporated by reference to Exhibit 10.14 of the
          registrant's 2000 Annual Report on Form 10-K dated March 29,
          2001 (File No. 333-62227)).
 +10.15   Amendment and Waiver No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.15 of the registrant's 2000
          Annual Report on Form 10-K dated March 29, 2001 (File No.
          333-62227)).
 +10.16   Consent and Waiver No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.16 of the registrant's 2000
          Annual Report on Form 10-K dated March 29, 2001 (File No.
          333-62227)).
 +10.17   Amendment No. 4, Consent and Waiver to Credit Agreement.
 +10.18   Amendment No. 5, Waiver and Agreement to Credit Agreement
          (incorporated by reference to Exhibit 10.18 of the
          registrant's 2000 Annual Report on Form 10-K dated March 29,
          2001 (File No. 333-62227)).
  10.19   Employment Agreement between ACBL and R. Barry Uber dated
          July 11, 2001.
  10.22   Form of Modification of Waiver And First Amendment to The
          Second Amended and Restated Receivables Purchase Agreement
          dated as of February 25, 2002.
 +10.23   Form of Recapitalization Agreement dated as of March 15,
          2002 (incorporated by reference to Exhibit 10.23 of the
          registrant's Current Report on Form 8-K dated March 15, 2002
          (File No. 333-62227)).
  21.1    Subsidiaries of ACL.
  99.1    Report of Arthur Anderson LLP, Independent Public
          Accountants, on the financial statements of Global Materials
          Services LLC for the year ended December 31, 1999.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  99.2    Report of Arthur Andersen LLP, Independent Public
          Accountants, on the consolidated financial statements of
          UABL Limited as of and for the year ended December 31, 2001 and as of December 31, 2000 and for the period of October 24
          (inception date) to December 31, 2000 ("UABL Auditor
          Report").
  99.3    Consent of Arthur Andersen LLP, Independent Public
          Accountants, for use of UABL Auditor Report.
  99.4    Letter of Representations of Arthur Andersen LLP,
          Independent Public Accountants pursuant to SEC Release No.
          34-45590.

---------------

 + Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

 *  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 28, 2001.

(c) Exhibits: See Index to Exhibits

(d) See attached financial statements of UABL Limited, a fifty-percent-or-less-owned person.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          American Commercial Lines LLC
                                          (Registrant)

                                          By:     /s/ MICHAEL C. HAGAN
                                            ------------------------------------
                                                      Michael C. Hagan
                                               President and Chief Executive
                                                           Officer

March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2002.

NAME                                                                     TITLE
----                                                                     -----
              /s/ MICHAEL C. HAGAN                 President, Chief Executive Officer, and Member
------------------------------------------------   of Board of Representatives of the Parent
                Michael C. Hagan                   (Principal Executive Officer)

               /s/ JAMES J. WOLFF                  Senior Vice President -- Finance and
------------------------------------------------   Administration, Chief Financial Officer
                 James J. Wolff                    (Principal Financial and Accounting Officer)

             /s/ DAVID WAGSTAFF III                Chairman of Board of Representatives of Parent
------------------------------------------------
               David Wagstaff III

               /s/ DAVID H. BAGGS                  Member of Board of Representatives of Parent
------------------------------------------------
                 David H. Baggs

            /s/ ELLEN M. FITZSIMMONS               Member of Board of Representatives of Parent
------------------------------------------------
              Ellen M. Fitzsimmons

              /s/ PAUL R. GOODWIN                  Member of Board of Representatives of Parent
------------------------------------------------
                Paul R. Goodwin

             /s/ ERNEST A. HABERLI                 Member of Board of Representatives of Parent
------------------------------------------------
               Ernest A. Haberli

              /s/ RICHARD L. HUBER                 Member of Board of Representatives of Parent
------------------------------------------------
                Richard L. Huber

          /s/ RICHARD E. MAYBERRY, JR.             Member of Board of Representatives of Parent
------------------------------------------------
            Richard E. Mayberry, Jr.

               /s/ JAMES P. PETER                  Member of Board of Representatives of Parent
------------------------------------------------
                 James P. Peter

              /s/ DAVID F. THOMAS                  Member of Board of Representatives of Parent
------------------------------------------------
                David F. Thomas

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.1    Recapitalization Agreement dated as of April 17, 1998 by and among CSX, Vectura, the Parent, ACL and National Marine
          (incorporated by reference to Exhibit 2.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.1    Certificate of Formation of the Parent (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.2    Form of Certificate of Formation of ACL and the Subsidiary
          Guarantors (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.3    Form of Limited Liability Company Agreement for the
          Subsidiary Guarantors (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
  +3.4    Amended and Restated Limited Liability Company Agreement of
          the Parent (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.5    Amended and Restated Limited Liability Company Agreement of
          ACL (incorporated by reference to Exhibit 3.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.6    Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.7    By-laws of ACL Capital (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
  +4.1    Indenture dated as of June 30, 1998 by and among ACL, ACL
          Capital and the Subsidiary Guarantors and the United States
          Trust Company of New York, as trustee (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.2    Purchase Agreement dated as of June 23, 1998 among ACL, ACL
          Capital and the Subsidiary Guarantors, Wasserstein Perella
          Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.3    Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
          Wasserstein Perella Securities, Inc. and Chase Securities
          Inc. (incorporated by reference to Exhibit 3.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +4.4    Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
          Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
 +10.1    Credit Agreement dated as of June 30, 1998 among ACL, the
          Parent, the Lenders (as defined therein) and The Chase
          Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
*+10.2    Employment Agreement between ACL and Daniel J. Marquitz
          dated October 19, 1998 (incorporated by reference to Exhibit
          3.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.3    Employment Agreement between CSX and Michael C. Hagan dated
          February 1, 1995 (incorporated by reference to Exhibit 10.3 of the registrant's 1998 Annual Report on Form 10-K dated
          March 25, 1999 (Registration No. 333-62227)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
*+10.4    Stock Purchase and Loan Plan, as amended (incorporated by
          reference to Exhibit 10.14 of CSX's 1998 Annual Report on
          Form 10-K dated March 3, 1999 (File No. 333-28523)).
*+10.5    1987 Long-Term Performance Stock Plan, as amended
          (incorporated by reference to Exhibit 10.15 of CSX's 1998
          Annual Report on Form 10-K dated March 3, 1999 (File No.
          333-28523)).
*+10.6    1985 Deferred Compensation Program for Executives of CSX
          Corporation and Affiliated Companies, as amended
          (incorporated by reference to Exhibit 10.16 of CSX's 1998
          Annual Report on Form 10-K dated March 3, 1999 (File No.
          333-28523)).
*+10.7    Supplementary Savings Plan and Incentive Award Deferral Plan
          for Eligible Executives of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.17 of CSX's 1998 Annual Report on Form 10-K dated March
          3, 1999 (File No. 333-28523)).
*+10.8    Special Retirement Plan of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.18 of CSX's 1998 Annual Report on Form 10-K dated March
          3, 1999 (File No. 333-28523)).
*+10.9    Supplemental Retirement Plan of CSX Corporation and
          Affiliated Companies, as amended (incorporated herein by
          reference to Exhibit 10.19 of CSX's 1998 Annual Report on
          Form 10-K dated March 3, 1998 (File No. 333-28523)).
*+10.10   American Commercial Lines, Inc. Severance Pay Plan
          (incorporated by reference to Exhibit 2.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
*+10.11   American Commercial Barge Line Company Salary Continuation
          Plan, as amended Plan (incorporated by reference to Exhibit
          2.1 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.12   Employment Agreement between ACL and David Wagstaff III
          dated June 25, 1999 (incorporated by reference to Exhibit
          10.1 of the registrant's Quarterly Report on Form 10-Q for the period ending July 2, 1999 dated August 10, 1999 (File
          No. 333-62227)).
*+10.13   Consulting Agreement between ACL and David Wagstaff III
          dated October 1, 1999 (incorporated by reference to Exhibit
          10.13 of the registrant's 1999 Annual Report on Form 10-K
          dated March 30, 2000 (File No. 333-62227)).
 +10.14   Amendment No. 1, Waiver and Agreement to Credit Agreement
          (incorporated by reference to Exhibit 10.14 of the
          registrant's 2000 Annual Report on Form 10-K dated March 29,
          2001 (File No. 333-62227)).
 +10.15   Amendment and Waiver No. 2 to Credit Agreement (incorporated by reference to Exhibit 10.15 of the registrant's 2000
          Annual Report on Form 10-K dated March 29, 2001 (File No.
          333-62227)).
 +10.16   Consent and Waiver No. 3 to Credit Agreement (incorporated by reference to Exhibit 10.16 of the registrant's 2000
          Annual Report on Form 10-K dated March 29, 2001 (File No.
          333-62227)).
 +10.17   Amendment No. 4, Consent and Waiver to Credit Agreement.
 +10.18   Amendment No. 5, Waiver and Agreement to Credit Agreement
          (incorporated by reference to Exhibit 10.18 of the
          registrant's 2000 Annual Report on Form 10-K dated March 29,
          2001 (File No. 333-62227)).
  10.19   Employment Agreement between ACBL and R. Barry Uber dated
          July 11, 2001.
  10.22   Form of Modification of Waiver And First Amendment to The
          Second Amended and Restated Receivables Purchase Agreement
          dated as of February 25, 2002.
 +10.23   Form of Recapitalization Agreement dated as of March 15,
          2002 (incorporated by reference to Exhibit 10.23 of the
          registrant's Current Report on Form 8-K dated March 15, 2002
          (File No. 333-62227)).
  21.1    Subsidiaries of ACL.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  99.1    Report of Arthur Anderson LLP, Independent Public
          Accountants, on the financial statements of Global Materials
          Services LLC for the year ended December 31, 1999.
  99.2    Report of Arthur Andersen LLP, Independent Public
          Accountants, on the consolidated financial statements of
          UABL Limited for the year ended December 31, 2001 and for
          the period of October 24 (inception date) to December 31,
          2000 ("UABL Auditor Report").
  99.3    Consent of Arthur Andersen LLP, Independent Public
          Accountants, for use of UABL Auditor Report.
  99.4    Letter of Representation of Arthur Andersen LLP, Independent
          Public Accountants pursuant to SEC Release No. 34-45590.

---------------

 + Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

 *  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the three months ended December 28, 2001.

(c) Exhibits: See Index to Exhibits

(d) See attached financial statements of UABL Limited as a financial statement schedule for UABL Limited, a fifty-percent-or-less-owned person.