Form 10-Q
period 2002-03-29
AMERICAN COMMERCIAL LINES LLC
filed 2002-05-10
CIK 1068078

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-62227

AMERICAN COMMERCIAL LINES LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-210660
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1701 East Market Street
Jeffersonville, Indiana	47130
(Address of Principal Executive Offices)	(Zip Code)

(812) 288-0100

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of March 29, 2002 registrant had 100 membership interests outstanding.

Item 1.     Financial Statements

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarters Ended

	March 29,	March 30,
	2002	2001

	(Unaudited)

	(Dollars in Thousands)
OPERATING REVENUE	$170,868	$173,098
OPERATING EXPENSE
Materials, Supplies and Other	82,046	84,671
Rent	13,690	14,258
Labor and Fringe Benefits	41,092	40,185
Fuel	17,323	23,761
Depreciation and Amortization	13,063	14,190
Gain on Property Dispositions, Net	(5)	(89)
Taxes, Other Than Income Taxes	6,474	6,556

	173,683	183,532

OPERATING LOSS	(2,815)	(10,434)
OTHER EXPENSE (INCOME)
Interest Expense	15,080	19,551
Other, Net	567	(470)

	15,647	19,081

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(18,462)	(29,515)
INCOME TAXES	(993)	103

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(17,469)	(29,618)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	(490)

NET LOSS	$(17,469)	$(30,108)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarters Ended

	March 29,	March 30,
	2002	2001

	(Unaudited)

	(Dollars in Thousands)
OPERATING ACTIVITIES
Net Loss	$(17,469)	$(30,108)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,810	14,945
Gain on Property Dispositions	(5)	(89)
Other Operating Activities	(2,267)	(999)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,676)	(9,949)
Materials and Supplies	(5,894)	(4,485)
Accrued Interest	6,864	(5,645)
Other Current Assets	(499)	(6,633)
Other Current Liabilities	(5,404)	22,851

Net Cash Used in Operating Activities	(17,540)	(20,112)
INVESTING ACTIVITIES
Property Additions	(3,389)	(4,991)
Proceeds from Property Dispositions	219	396
Other Investing Activities	(1,768)	(975)

Net Cash Used in Investing Activities	(4,938)	(5,570)
FINANCING ACTIVITIES
Short-Term Borrowings	—	8,216
Long-Term Debt Repaid	(140)	(4,391)
Outstanding Checks Net of Deposits	812	(9,774)
Debt Costs	—	(3,262)
Other Financing	—	(210)

Net Cash Provided by (Used in) Financing Activities	672	(9,421)
Net Decrease in Cash and Cash Equivalents	(21,806)	(35,103)
Cash and Cash Equivalents at Beginning of Period	47,253	59,568

Cash and Cash Equivalents at End of Period	$25,447	$24,465

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	March 29,	December 28,
	2002	2001

	(Unaudited)

	(Dollars in Thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$25,447	$47,253
Accounts Receivable, Net	61,088	54,785
Materials and Supplies	37,229	31,335
Other Current Assets	29,339	29,633

Total Current Assets	153,103	163,006
PROPERTIES-Net	454,867	464,133
PENSION ASSET	26,517	26,067
OTHER ASSETS	105,972	104,730

Total Assets	$740,459	$757,936

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$30,096	$29,737
Accrued Payroll and Fringe Benefits	15,368	17,206
Deferred Revenue	12,476	11,890
Accrued Claims and Insurance Premiums	25,786	24,200
Accrued Interest	25,523	18,659
Short-Term Debt	84,000	84,000
Current Portion of Long-Term Debt	608,378	608,519
Other Current Liabilities	44,924	50,469

Total Current Liabilities	846,551	844,680
LONG-TERM DEBT	—	—
PENSION LIABILITY	18,514	18,907
OTHER LONG-TERM LIABILITIES	35,996	37,292

Total Liabilities	901,061	900,879

MEMBER’S DEFICIT
Member’s Interest	220,074	220,074
Other Capital	166,207	166,580
Retained Deficit	(545,209)	(527,740)
Accumulated Other Comprehensive Loss	(1,674)	(1,857)

Total Member’s Deficit	(160,602)	(142,943)

Total Liabilities and Member’s Deficit	$740,459	$757,936

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

(Unaudited)

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S DEFICIT

				Accumulated
			Retained	Other
	Member’s	Other	Earnings	Comprehensive
	Interest	Capital	(Deficit)	Earnings (Loss)	Total

	(Dollars in Thousands)
Balance at December 31, 1999	$220,074	$162,105	$(513,914)	$(337)	$(132,072)
Comprehensive Loss:
Net loss	—	—	(9,134)	—	(9,134)
Foreign Currency Translation	—	—	—	(147)	(147)

Total Comprehensive Loss	—	—	(9,134)	(147)	(9,281)
Contribution of capital by CSX	—	1,694	—	—	1,694

Balance at December 29, 2000	220,074	163,799	(523,048)	(484)	(139,659)
Cumulative Effect of Accounting Change as of December 30, 2000	—	—	—	(300)	(300)
Comprehensive Loss:
Net loss	—	—	(3,703)	—	(3,703)
Net loss on fuel swaps designated as cash flow hedging instruments	—	—	—	(271)	(271)
Net loss on interest rate swaps designated as cash flow hedging instruments	—	—	—	(747)	(747)
Foreign Currency Translation	—	—	—	(55)	(55)

Total Comprehensive Loss	—	—	(3,703)	(1,073)	(4,776)
Contribution of capital by CSX	—	2,781	—	—	2,781
Consolidation of ACL Funding Corp.	—	—	(989)	—	(989)

Balance at December 28, 2001	220,074	166,580	(527,740)	(1,857)	(142,943)
Comprehensive Loss (Unaudited):
Net loss	—	—	(17,469)	—	(17,469)
Net gain on fuel swaps designated as cash flow hedging instruments	—	—	—	174	174
Net gain on interest rate swaps designated as cash flow hedging instruments	—	—	—	228	228
Foreign Currency Translation	—	—	—	(219)	(219)

Total Comprehensive Loss	—	—	(17,469)	183	(17,286)
Other	—	(373)	—	—	(373)

Balance at March 29, 2002	$220,074	$166,207	$(545,209)	$(1,674)	$(160,602)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1.     Basis of Presentation

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of American Commercial Lines LLC (“ACL”) at March 29, 2002 and December 28, 2001, the results of its operations and its cash flows for the quarters ended March 29, 2002 and March 30, 2001, such adjustments being of a normal recurring nature. Operating results for the quarter ended March 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2002.

      While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the 2001 audited consolidated financial statements and the notes related thereto included in ACL’s Annual Report on Form 10-K for the year ended December 28, 2001.

      The tax benefit in the first quarter 2002 was due to the reversal of foreign tax expense that was previously accrued in relation to a tax matter in South America.

      ACL’s fiscal year ends on the last Friday in December. The condensed consolidated financial statements presented are for the 13 weeks ended March 29, 2002 and March 30, 2001, and the fiscal year (52 weeks) ended December 28, 2001.

Note 2.     Significant Events

      On December 31, 2001, ACL elected not to pay the interest due (the “Bond Interest Payment”) on its Senior Notes due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL’s bank and bond debt. Following the thirty day grace period provided by the Indenture (the “Acknowledged Defaults”), ACL again did not make the Bond Interest Payment. This election not to make the Bond Interest Payment is an event of default under the Indenture, however, certain noteholders party thereto have entered into forebearance agreements with ACL, agreeing not to accelerate the debt or take additional adverse actions against ACL. Acceleration of the debt under the Indenture would have a material adverse effect on ACL’s liquidity.

      Further, as a result of ACL’s failure to make the Bond Interest Payment, J.P. Morgan Chase & Co. delivered a notice to ACL in January 2002 asserting that ACL was in default of the Credit Agreement. ACL was also in default under other covenants specified in the Credit Agreement. Certain lenders party to the Credit Agreement entered into forbearance agreements with ACL, agreeing not to accelerate the debt or take additional adverse actions against ACL. Acceleration of the debt under the Credit Agreement would have a material adverse effect on ACL’s liquidity.

      In accordance with these facts and circumstances, ACL has reclassified the outstanding obligations under the Indenture and the Credit Agreement from long term to current.

      On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the “Danielson Recapitalization”) by Danielson Holding Corporation (“Danielson”) and on April 15, 2002 issued an exchange offer for the outstanding Senior Notes. The exchange offer is expected to conclude on or before May 20, 2002.

      In order to assist in the consummation of the Danielson Recapitalization, ACL has received forbearance agreements relating to the Acknowledged Defaults from its senior secured lenders pending the negotiation and execution of definitive documentation relating to the amendment of ACL’s Senior Credit Facilities satisfactory to the parties. As of April 11, 2002, ACL and certain lenders executed an amendment agreement under

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the Senior Credit Facilities will be amended and restated upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

      As a result of the events described above, PNC Bank, National Association (“PNC”), as Administrator under ACL’s receivables facility with PNC (the “Receivables Purchase Agreement”), asserted that ACL was in default under the Receivables Purchase Agreement. ACL and PNC entered into a waiver of the Receivables Purchase Agreement on February 11, 2002 and a modification to that waiver on February 25, 2002 and on April 1, 2002 (collectively, the “RPA Waiver”). The RPA Waiver has the effect of waiving the default asserted by PNC, provided that ACL enters into certain definitive agreements with Danielson relating to the Danielson Recapitalization and refinances the Receivables Purchase Agreement on or before June 30, 2002. The RPA Waiver also requires ACL to reduce its overall borrowings under the facility to no more than $55,000,000. A default under the Receivables Purchase Agreement or the RPA Waiver could have a material adverse effect on ACL’s liquidity.

      The collective bargaining agreement between Jeffboat and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89 expired on April 29, 2002. Despite Jeffboat’s efforts, no agreement could be reached as to a new collective bargaining agreement and the union employees chose to strike, beginning on the morning of April 30, 2002. After a vote on May 5, 2002, the union employees rejected Jeffboat’s “last, best and final offer”, which was made on April 29, 2002, and continued their strike. A prolonged strike could have a material adverse effect on Jeffboat’s operations and could result in a material adverse effect on ACL’s results of operations. Jeffboat plans to continue negotiations with the union. Jeffboat also intends to pursue alternatives to resume production. These actions by Jeffboat could mitigate any potential adverse effect on Jeffboat and ACL. ACL has approximately 90 employees represented by unions at locations other than Jeffboat. ACL’s relations with employees at these locations are not affected by the strike.

Note 3.     Materials and Supplies

      Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	March 29,	December 28,
	2002	2001

Raw Materials	$4,343	$3,633
Work in Process	18,199	13,029
Parts and Supplies	14,687	14,673

	$37,229	$31,335

Note 4.     Financial Instruments and Risk Management

     Fuel Price Risk Management

      ACL uses forward fuel purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company’s forecasted diesel fuel needs for towboat operations over the next one to twelve months.

      ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), such financial instruments are marked-to-market with the offset to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. ACL adopted SFAS 133 at the beginning of the first quarter of 2001.

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At March 29, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $1,530 and a fair value of approximately $69 loss, which has been recorded in other current liabilities with the offset to other comprehensive income and an additional fair value gain of $179 which has been recorded as receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. The $69 loss will be recognized in earnings within the next 7 months. Under these agreements, ACL will pay fixed prices ranging from $0.51 to $0.86 per gallon. There were 2.4 million gallons remaining on the contracts at March 29, 2002. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $179 but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

     Interest Rate Risk Management

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202,000 and a fair value of $14 as of March 29, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) on the condensed consolidated statement of operations.

      For the quarters ended March 29, 2002 and March 30, 2001, the entire change in fair value resulted in losses of $22 and $106, respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

      ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive gain of $228 for its share of these swaps in the quarter ended March 29, 2002.

Note 5.     Business Segments

	Reportable Segments

	Barging	Construction	Other(1)	Total

Quarter ended March 29, 2002
Revenues from external customers	$145,463	$23,311	$2,094	$170,868
Intersegment revenues	—	456	8	464
Segment (loss) earnings	(5,282)	1,674	793	(2,815)
Quarter ended March 30, 2001
Revenues from external customers	$146,281	$23,371	$3,446	$173,098
Intersegment revenues	—	655	4	659
Segment earnings	(11,657)	861	362	(10,434)

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of ACL’s revenues from external customers and segment (loss) earnings to ACL’s consolidated totals.

	Quarters Ended

	March 29,	March 30,
	2002	2001

Revenues
Revenues from external customers	$170,868	$173,098
Intersegment revenues	464	659
Elimination of intersegment revenues	(464)	(659)

Operating revenue	$170,868	$173,098

Earnings
Total segment (loss) earnings	$(2,815)	$(10,434)
Unallocated amounts:
Interest expense	(15,080)	(19,551)
Other, net	(567)	470

Loss before income taxes and cumulative effect of accounting change	$(18,462)	$(29,515)

(1)	Financial data for a segment operating terminals along the U.S. inland waterways.

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

Note 7.     Changes in Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach.

      In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS 121”). ACL adopted SFAS 142 on December 29, 2001. ACL is required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on ACL’s results operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of goodwill. Management of ACL has not yet completed the transitional impairment test under SFAS 142, however, management believes there will not be a material impact on the financial statements as a result of adopting SFAS 142.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

      The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 do not have an impact on ACL’s financial statements as of March 29, 2002.

Note 8.     Guarantor Financial Statements

      The $735,000 of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100,000, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the indenture and credit agreement governing such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of March 29, 2002 and December 28, 2001 and for the quarters ended March 29, 2002 and March 30, 2001.

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Operations for the Quarter Ended March 29, 2002

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

OPERATING REVENUE	$165,447	$5,421	$—	$170,868
OPERATING EXPENSE
Materials, Supplies and Other	77,193	4,853	—	82,046
Rent	13,328	362	—	13,690
Labor and Fringe Benefits	40,246	846	—	41,092
Fuel	17,281	42	—	17,323
Depreciation and Amortization	11,650	1,413	—	13,063
Gain on Property Dispositions, Net	(2)	(3)	—	(5)
Taxes, Other Than Income Taxes	6,452	22	—	6,474

	166,148	7,535	—	173,683

OPERATING LOSS	(701)	(2,114)	—	(2,815)
OTHER EXPENSE (INCOME)
Interest Expense	15,080	—	—	15,080
Interest Expense, Affiliate — Net	—	1,694	(1,694)	—
Other, Net	(814)	(313)	1,694	567

	14,266	1,381	—	15,647

LOSS BEFORE INCOME TAXES	(14,967)	(3,495)	—	(18,462)
INCOME TAXES	(1,020)	27	—	(993)

NET LOSS	$(13,947)	$(3,522)	$—	$(17,469)

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Operations for the Quarter Ended March 30, 2001

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

OPERATING REVENUE	$167,126	$5,972	$—	$173,098
OPERATING EXPENSE
Materials, Supplies and Other	79,919	4,752	—	84,671
Rent	13,898	360	—	14,258
Labor and Fringe Benefits	39,359	826	—	40,185
Fuel	23,832	(71)	—	23,761
Depreciation and Amortization	12,919	1,271	—	14,190
Gain on Property Dispositions, Net	(89)	—	—	(89)
Taxes, Other Than Income Taxes	6,553	3	—	6,556

	176,391	7,141	—	183,532

OPERATING LOSS	(9,265)	(1,169)	—	(10,434)
OTHER EXPENSE (INCOME)
Interest Expense	19,551	—	—	19,551
Interest Expense, Affiliate — Net	—	1,554	(1,554)	—
Other, Net	(1,364)	(660)	1,554	(470)

	18,187	894	—	19,081

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(27,452)	(2,063)	—	(29,515)
INCOME TAXES	26	77	—	103

LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(27,478)	(2,140)	—	(29,618)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(490)	—	—	(490)

NET LOSS	$(27,968)	$(2,140)	$—	$(30,108)

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Cash Flows for the Quarter Ended March 29, 2002

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

OPERATING ACTIVITIES
Net Loss	$(13,947)	$(3,522)	$—	$(17,469)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	12,397	1,413	—	13,810
Gain on Property Dispositions	(2)	(3)	—	(5)
Other Operating Activities	(1,832)	(435)	—	(2,267)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(18,976)	488	11,812	(6,676)
Materials and Supplies	(6,061)	167	—	(5,894)
Accrued Interest	6,864	—	—	6,864
Other Current Assets	(3,324)	2,825	—	(499)
Other Current Liabilities	7,206	(798)	(11,812)	(5,404)

Net Cash (Used in) Provided by Operating Activities	(17,675)	135	—	(17,540)
INVESTING ACTIVITIES
Property Additions	(3,354)	(35)	—	(3,389)
Proceeds from Property Dispositions	216	3	—	219
Other Investing Activities	(1,772)	4	—	(1,768)

Net Cash Used in Investing Activities	(4,910)	(28)	—	(4,938)
FINANCING ACTIVITIES
Long-Term Debt Repaid	(140)	—	—	(140)
Outstanding Checks Net of Deposits	812	—	—	812

Net Cash Provided by Financing Activities	672	—	—	672
Net (Decrease) Increase in Cash and Cash Equivalents	(21,913)	107	—	(21,806)
Cash and Cash Equivalents at Beginning of Period	45,912	1,341	—	47,253

Cash and Cash Equivalents at End of Period	$23,999	$1,448	$—	$25,447

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Cash Flows for the Quarter Ended March 30, 2001

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

OPERATING ACTIVITIES
Net Loss	$(27,968)	$(2,140)	$—	$(30,108)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	13,674	1,271	—	14,945
Gain on Property Dispositions	(89)	—	—	(89)
Other Operating Activities	(236)	(763)	—	(999)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(10,522)	573	—	(9,949)
Materials and Supplies	(4,363)	(122)	—	(4,485)
Accrued Interest	(5,645)	—	—	(5,645)
Other Current Assets	(9,468)	2,835	—	(6,633)
Other Current Liabilities	21,524	1,327	—	22,851

Net Cash (Used in) Provided by Operating Activities	(23,093)	2,981	—	(20,112)
INVESTING ACTIVITIES
Property Additions	(3,665)	(1,326)	—	(4,991)
Proceeds from Property Dispositions	396	—	—	396
Other Investing Activities	(132)	157	(1,000)	(975)

Net Cash Used in Investing Activities	(3,401)	(1,169)	(1,000)	(5,570)
FINANCING ACTIVITIES
Short-Term Borrowings	8,216	—	—	8,216
Long-Term Debt Repaid	(4,391)	—	—	(4,391)
Outstanding Checks Net of Deposits	(9,774)	—	—	(9,774)
Debt Costs	(3,262)	—	—	(3,262)
Cash Dividends Paid	—	(1,000)	1,000	—
Other Financing	(210)	—	—	(210)

Net Cash Used in Financing Activities	(9,421)	(1,000)	1,000	(9,421)
Net Increase (Decrease) in Cash and Cash Equivalents	(35,915)	812	—	(35,103)
Cash and Cash Equivalents at Beginning of Period	57,289	2,279	—	59,568

Cash and Cash Equivalents at End of Period	$21,374	$3,091	$—	$24,465

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Financial Position at March 29, 2002

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$23,999	$1,448	$—	$25,447
Accounts Receivable — Net	30,234	42,666	(11,812)	61,088
Materials and Supplies	36,241	988	—	37,229
Other Current Assets	38,424	(9,085)	—	29,339

Total Current Assets	128,898	36,017	(11,812)	153,103
PROPERTIES — NET	413,396	41,471	—	454,867
PENSION ASSET	26,517	—	—	26,517
OTHER ASSETS	158,277	51,732	(104,037)	105,972

Total Assets	$727,088	$129,220	$(115,849)	$740,459

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$28,809	$1,287	$—	$30,096
Accrued Payroll and Fringe Benefits	15,368	—	—	15,368
Deferred Revenue	12,476	—	—	12,476
Accrued Claims and Insurance Premiums	25,786	—	—	25,786
Accrued Interest	25,523	—	—	25,523
Short-term Debt	84,000	—	—	84,000
Current Portion of Long-Term Debt	608,378	—	—	608,378
Other Current Liabilities	32,977	23,759	(11,812)	44,924

Total Current Liabilities	833,317	25,046	(11,812)	846,551
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	92,569	(92,569)	—
PENSION LIABILITY	18,514	—	—	18,514
OTHER LONG-TERM LIABILITIES	35,859	137	—	35,996

Total Liabilities	$887,690	$117,752	$(104,381)	$901,061

MEMBER’S DEFICIT
Member’s Interest	$220,074	$—	$—	$220,074
Other Capital	166,207	57,374	(57,374)	166,207
Retained Deficit	(545,209)	(45,906)	45,906	(545,209)
Accumulated Other Comprehensive Loss	(1,674)	—	—	(1,674)

Total Member’s Deficit	(160,602)	11,468	(11,468)	(160,602)

Total Liabilities and Member’s Deficit	$727,088	$129,220	$(115,849)	$740,459

AMERICAN COMMERCIAL LINES LLC
(Unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combining Statement of Financial Position at December 28, 2001

(Dollars in Thousands)

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45,912	$1,341	$—	$47,253
Accounts Receivable — Net	25,612	43,154	(13,981)	54,785
Materials and Supplies	30,180	1,155	—	31,335
Other Current Assets	41,069	(11,436)	—	29,633

Total Current Assets	142,773	34,214	(13,981)	163,006
PROPERTIES — NET	422,877	41,256	—	464,133
PENSION ASSET	26,067	—	—	26,067
OTHER ASSETS	153,227	52,702	(101,199)	104,730

Total Assets	$744,944	$128,172	$(115,180)	$757,936

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$28,094	$1,643	$—	$29,737
Accrued Payroll and Fringe Benefits	17,206	—	—	17,206
Deferred Revenue	11,890	—	—	11,890
Accrued Claims and Insurance Premiums	24,200	—	—	24,200
Accrued Interest	18,659	—	—	18,659
Short-term Debt	84,000	—	—	84,000
Current Portion of Long-Term Debt	608,519	—	—	608,519
Other Current Liabilities	40,249	24,201	(13,981)	50,469

Total Current Liabilities	832,817	25,844	(13,981)	844,680
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	86,700	(86,700)	—
LONG-TERM DEBT	—	—	—	—
PENSION LIABILITY	18,907	—	—	18,907
OTHER LONG-TERM LIABILITIES	36,163	1,129	—	37,292

Total Liabilities	$887,887	$113,673	$(100,681)	$900,879

MEMBER’S DEFICIT
Member’s Interest	$220,074	$—	$—	$220,074
Other Capital	166,580	57,374	(57,374)	166,580
Retained Deficit	(527,740)	(42,875)	42,875	(527,740)
Accumulated Other Comprehensive Loss	(1,857)	—	—	(1,857)

Total Member’s Deficit	(142,943)	14,499	(14,499)	(142,943)

Total Liabilities and Member’s Deficit	$744,944	$128,172	$(115,180)	$757,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking and Cautionary Statements

      This Quarterly Report contains certain forward-looking statements about American Commercial Line’s financial position and results of operations. These statements include words such as “believe”, “expect”, “anticipate”, “intend”, “estimate” or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other important factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such important factors include:

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

      Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. “Business — Risks Associated With Our Business” and elsewhere in ACL’s Annual Report on Form 10-K for the year ended December 28, 2001, as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview

      American Commercial Lines LLC (“ACL”) is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge construction, terminal and vessel repair services to American Commercial Barge Line LLC (“ACBL”) and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, American Commercial Lines International LLC, a wholly owned subsidiary of ACL (“ACL International”), has become the leading provider of barge transportation services on the Orinoco River in Venezuela and through UABL Limited, a venture in which ACL has a 50% ownership interest, on the Panama/ Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL International also provides transportation services on the Higuamo River in the Dominican Republic. ACL is a wholly owned subsidiary of its parent holding company, American Commercial Lines Holdings LLC (“ACL Holdings”).

      ACL’s secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and J.P. Morgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the “Senior Credit Facilities”), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June 2007 (collectively, the “Term Loans”) and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June 2005 (the “Revolving Credit Facility”). ACL also has outstanding $295.0 million of unsecured 10 1/4% Senior Notes due June 2008 (the “Senior Notes”).

      On May 25, 2001, ACL entered into an agreement to sell substantially all of the terminals (the “Terminal Sale”) of its wholly owned terminal subsidiary, American Commercial Terminals LLC (“ACT”), other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee to

      Global Material Services LLC (“GMS”), a joint venture between ACT, and Mid-South Terminal Company, L.P., an unaffiliated third party. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was transferred on June 29, 2001.

Results of Operations

     Quarter Ended March 29, 2002 Compared with Quarter Ended March 30, 2001

      Operating Revenue. Operating revenue for the quarter ended March 29, 2002 decreased 1% to $170.9 million from $173.1 million for the quarter ended March 30, 2001. The revenue decrease was primarily due to the loss of revenue associated with the Terminal Sale and lower revenue from ACL’s Venezuelan business unit partially offset by an increase in revenue from the start of operations in the Dominican Republic.

      Domestic barging revenue decreased $0.3 million to $140.0 million due to lower freight rates for all commodities, partially offset by increased volume as a result of better operating conditions.

      International revenues decreased $0.6 million to $5.4 million due to the absence of payments for minimum contracted tonnage in Venezuela, partially offset by revenue from ACL’s Dominican Republic unit, which began operation in the third quarter of 2001. Revenue at ACL’s Jeffboat LLC (“Jeffboat”) subsidiary decreased $0.1 million to $23.3 million primarily due to lower total volume of hopper barge sales, partially offset by construction of one additional, 30,000 barrel tank barge.

      Operating Expense. Operating expense for the quarter ended March 29, 2002 decreased 5% to $173.7 million from $183.5 million in the first quarter of 2001. Domestic barging expense decreased $7.8 million to $142.9 million due to reduced fuel prices and better operating conditions, partially offset by fees related to the Danielson Restructuring (as defined under “Failure to Pay Interest on Senior Notes”). Fuel price before the effect of user tax and hedging was 62 cents per gallon in the first quarter of 2002 on a volume of 26.1 million gallons, compared to 88 cents per gallon in the first quarter of 2001. ACL hedges fuel to be consumed for barge freight commitments that are pre-priced and not protected by contract rate adjustments. Contract adjustments along with the hedging program currently protect roughly 60% of ACL’s fuel consumption. International barging expenses increased $0.7 million to $7.9 million primarily due to an increase in fees for start up activities and an increase in operating expense from the start of the Dominican Republic operation. Jeffboat’s expenses decreased $0.9 million to $21.6 million due to lower volume of hopper barge construction and improved productivity in the construction of hopper barges.

      Operating (Loss). Operating loss for the quarter ended March 29, 2002 was $2.8 million, a $7.6 million improvement compared to the loss of $10.4 million for the first quarter of 2001. The reduction of operating loss is due to the reasons discussed above.

      Interest Expense. Interest expense for the first quarter of 2002 decreased to $15.1 million from $19.6 million for the same period in 2001. The decrease was due to lower London Interbank Offered Rates (“LIBOR”), which are the basis for certain interest rate adjustments under ACL’s Senior Credit Facilities, lower outstanding balances on the Term Loans, and lower balances of other debt. The decrease was partially offset by a higher outstanding balance on the Revolving Credit Facility.

      Loss Before Income Taxes and Cumulative Effect of Accounting Change. The loss before income taxes and cumulative effect of accounting change, was $18.5 million for the first quarter 2002 compared to a loss of $29.5 million for the same period in 2001 due to the reasons discussed above.

      Income Taxes. Income taxes for the quarter was a benefit of $1.0 million compared to expense of $0.1 million in the first quarter of last year. The benefit was due to the reversal of foreign tax expense that was previously accrued in relation to a tax matter in South America. ACL passes its U.S. federal and most of its state taxable income to ACL Holdings, whose equity holders are responsible for those income taxes.

      Loss Before Cumulative Effect of Accounting Change. The loss before cumulative effect of accounting change, was $17.5 million for the first quarter 2002 compared to loss of $29.6 million for the same period in 2001 due to the reasons discussed above.

      Cumulative Effect of Accounting Change. There was no cumulative effect of accounting change for the first quarter of 2002 compared to a loss of $0.5 million in the first quarter of 2001, due to recognition of a loss on the fair value of an interest rate cap as a result of ACL’s adoption of FASB Statement No. 133 as of December 30, 2000.

      Net Loss. Net loss for the quarter was $17.5 million compared to loss of $30.1 million in the same period last year due to the reasons discussed above.

      Seasonality: ACL’s business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year.

Outlook

      Operating conditions are expected to remain favorable, as compared to the prior year, into the second quarter, however the grain freight tariff is expected to be lower than the first quarter as market grain freight rates have decreased approximately 15 % since the beginning of March, 2002.

      The collective bargaining agreement between Jeffboat and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89 expired on April 29, 2002. Despite Jeffboat’s efforts, no agreement could be reached as to a new collective bargaining agreement and the union employees chose to strike, beginning on the morning of April 30, 2002. After a vote on May 5, 2002, the union employees rejected Jeffboat’s “last, best and final offer”, which was made on April 29, 2002, and continued their strike. A prolonged strike could have a material adverse effect on Jeffboat’s operations and could result in a material adverse effect on ACL’s results of operations. Jeffboat plans to continue negotiations with the union. Jeffboat also intends to pursue alternatives to resume production. These actions by Jeffboat could mitigate any potential adverse effect on Jeffboat and ACL. ACL has approximately 90 employees represented by unions at locations other than Jeffboat. ACL’s relations with employees at these locations are not affected by the strike.

      Management expects the average price of fuel consumed by ACBL vessels to remain consistent with current market prices resulting in a price per gallon in the second quarter of 2002 of approximately 13 cents lower than the price in the second quarter of 2001. Management expects that ACBL’s vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses and a fuel-hedging program which currently provide protection for approximately 60% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources.

      As of March 29, 2002, ACL had outstanding indebtedness of $692.4 million, including $313.3 million drawn under the Term Loans, $84.0 million drawn under the Revolving Credit Facility, $295.0 million aggregate principal amount of Senior Notes and other notes outstanding of $0.1 million. In addition, ACL had $5.8 million in outstanding capital lease obligations and had securitized $36.7 million of the trade receivables of two subsidiaries as of the end of the quarter.

      The Senior Credit Facilities and the indenture governing the Senior Notes (the “Indenture”) contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

      ACL completed an agreement with its lenders to amend the Senior Credit Facilities effective December 29, 2000 through December 31, 2001 (“Amendment No. 5”). Amendment No. 5 added a rent adjusted consolidated leverage ratio, a limitation on annual rent expense, reduced allowable capital expenditures, and increased the interest rates on the Term Loans and the Revolving Credit Facility. Following December 31,

2001, the covenant requirements reverted to those specified in the original Senior Credit Facilities, which are more restrictive than the amended covenants. Certain covenants added by Amendment No. 5 also became more restrictive.

     Failure to Pay Interest on Senior Notes

      On December 31, 2001, ACL elected not to pay the interest due (the “Bond Interest Payment”) on its Senior Notes due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL’s bank and bond debt. Following the thirty day grace period provided by the Indenture, ACL again did not make the Bond Interest Payment. This election not to make the Bond Interest Payment is an event of default under the Indenture. However, certain noteholders party thereto have entered into forbearance agreements with ACL, agreeing not to accelerate the Senior Notes or take additional adverse actions against ACL. Acceleration of the Senior Notes would have a material adverse effect on ACL’s liquidity. Further, as a result of ACL’s failure to make the Bond Interest Payment, J.P. Morgan Chase & Co. delivered a notice to ACL in January 2002 asserting that ACL was in default of the Credit Agreement. ACL was also in default under other covenants specified in the Credit Agreement (the “Acknowledged Defaults”). Certain lenders party to the Credit Agreement entered into forbearance agreements with ACL, agreeing not to accelerate the debt outstanding under the Senior Credit Facilities or take additional adverse actions against ACL on account of the Acknowledged Defaults. Acceleration of the debt under the Credit Agreement would have a material adverse effect on ACL’s liquidity.

      In accordance with these facts and circumstances, ACL has reclassified its outstanding obligations under the Indenture and the Credit Agreement from long term to current.

      On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the “Danielson Recapitalization”) by Danielson Holding Corporation (“Danielson”) and on April 15, 2002 launched an exchange offer pursuant to which ACL is offering an exchange of its outstanding Senior Notes for a new series of senior notes and a new class of senior subordinated notes. The exchange offer is scheduled to close on May 20, 2002.

      In order to assist in the consummation of the Danielson Recapitalization, ACL has received forbearance agreements from its senior secured lenders under its Senior Credit Facilities pending the negotiation and execution of definitive documentation relating to the amendment of ACL’s Senior Credit Facilities satisfactory to the parties. As of April 11, 2002, ACL and certain lenders executed an amendment agreement under which the Senior Credit Facilities will be amended and restated upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

      As a result of the events described above, PNC Bank, National Association (“PNC”), as Administrator under ACL’s receivables facility with PNC (the “Receivables Purchase Agreement”), asserted that ACL was in default under the Receivables Purchase Agreement. ACL and PNC entered into a waiver of the Receivables Purchase Agreement on February 11, 2002 and a modification to that waiver on February 25, 2002 and on April 1, 2002 (collectively, the “RPA Waiver”). The RPA Waiver has the effect of waiving the default asserted by PNC, provided that ACL enters into certain definitive agreements with Danielson relating to the Danielson Recapitalization and refinances the Receivables Purchase Agreement on or before June 30, 2002. The RPA Waiver also requires ACL to reduce its overall borrowings under the facility to no more than $55.0 million. A default under the Receivables Purchase Agreement or the RPA Waiver could result in PNC’s cessation of purchasing of ACL’s receivables, which in turn would have a material adverse effect on ACL’s liquidity.

      ACL’s primary sources of liquidity are cash flows from operating activities and its Senior Credit Facilities. ACL’s cash balance was $25.4 million as of March 29, 2002. Cash used by operating activities totaled $17.5 million for the first quarter of 2002 compared to cash used by operating activities of $20.1 million for the first quarter of 2001. The decrease in cash used was primarily due to the deferral of the Bond Interest Payment, and improved operating earnings, partially offset by a difference in the timing of cash disbursements related to trade payables.

      Capital expenditures are expected to be $32.0 million for 2002, with most expenditures being for marine equipment maintenance. As of March 29, 2002, a total of $3.4 million had been spent. ACL will continue to lease new construction equipment from Vessel Leasing LLC (in which ACL has a 50% ownership interest) and third parties.

      ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions. ACL’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL’s control. Management believes that cash generated from operations is sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. ACL may, from time to time, borrow under the Revolving Credit Facility.

Changes In Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of “ (“SFAS 121”). ACL adopted SFAS 142 on December 29, 2001. ACL is required to perform a transitional impairment test under SFAS 142 for all goodwill recorded as of December 29, 2001. Any impairment loss recorded as a result of completing the transitional impairment test will be treated as a change in accounting principle. The impact of the adoption of SFAS 142 on ACL’s results of operations for all periods beginning on or after December 29, 2001 will be to eliminate amortization of goodwill. Management of ACL has not yet completed the transitional impairment test under SFAS 142, however, management believes there will not be a material impact on the financial statements as a result of adopting SFAS 142.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter of 2002. The provisions of SFAS 144 do not have an impact on ACL’s financial statements as of March 29, 2002.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

      ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. There have been no material changes to ACL’s exposure to market risks discussed in Item 7A of ACL’s 2001 Annual Report on Form 10-K for the year ended December 28, 2001.

Fuel Price Risk

      At March 29, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $1.53 million and a fair value of approximately $.069 million loss, which has been recorded in other current liabilities with the offset to other comprehensive income and an additional fair value gain of $.179 million which has been recorded as receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. The $.069 million loss will be recognized in earnings within the next 7 months. Under these agreements, ACL will pay fixed prices ranging from $0.51 to $0.86 per gallon. There were 2.4 million gallons remaining on the contracts at March 29, 2002. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $.179 million but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

Interest Rate Risks

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202.0 million and a fair value of $.014 million as of March 29, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) on the condensed consolidated statement of operations.

      For the quarters ended March 29, 2002 and March 30, 2001, the entire change in fair value resulted in losses of $.022 million and $.106 million respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

      ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive gain of $0.228 million for its share of these swaps in the quarter ended March 29, 2002.

PART II

OTHER INFORMATION

Item 3:     Defaults Upon Senior Securities

      As noted in Part I of this Quarterly Report on Form 10-Q under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Failure to Pay Interest on Senior Notes,” on December 31, 2001, ACL elected not to pay the interest due in the amount of $15.1 million on its Senior Notes due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL’s bank and bond debt. Following the thirty day grace period provided by the Indenture, ACL again did not make the Bond Interest Payment. This election not to make the Bond Interest Payment is an event of default under the Indenture. As of May 7, 2002, the amount of interest due on the Senior Notes is $25.8 million.

Item 6:     Exhibits and Reports on Form 8-K.

Exhibits

      There are no exhibits filed with this report.

Reports on Form 8-K

      ACL filed Current Reports on Form 8-K on January 3, 2002, March 1, 2002 and March 27, 2002.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (Registrant)

Date: May 9, 2002	By: /s/ JAMES J. WOLFF ------------------------------------------------ Name: James J. Wolff Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)