Form 10-K/A
period 2001-12-28
AMERICAN COMMERCIAL LINES LLC
filed 2002-08-14
CIK 1068078

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A

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

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. NOT APPLICABLE.
      AS OF DECEMBER 28, 2001, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS
                                  OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PRELIMINARY NOTE TO 10-K/A

American Commercial Lines LLC ("ACL") is amending certain portions of its Annual Report on Form 10-K for the fiscal year ended December 28, 2001 to restate Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplemental Data), each in its entirety. This restatement is being made to correct the accounting in 2001 and 2000 with respect to certain minority interest as more fully described in Note 12 to the financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             FISCAL YEARS ENDED
                                      -----------------------------------------------------------------
                                         DEC. 28,        DEC. 29,      DEC. 31,    DEC. 25,    DEC. 26,
                                           2001            2000          1999        1998        1997
                                      --------------   -------------   ---------   ---------   --------
                                      (AS RESTATED)    (AS RESTATED)
                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA(1):
Operating revenue...................    $ 788,501        $ 773,838     $ 739,136   $ 638,478   $618,233
Operating expense...................      723,140          717,530       664,544     575,729    559,600
Operating income....................       65,361           56,308        74,592      62,749     58,633
Other (income) expense(2)...........        1,526           (7,409)       (3,048)        587      1,930
Interest expense....................       70,932           70,813        71,275      40,981     12,472
(Loss) earnings before income taxes,
  extraordinary items and cumulative
  effect of accounting changes......       (7,097)          (7,096)        6,365      21,181     44,231
Income taxes (benefit)..............          118            4,263         1,658     (64,263)    18,287
Extraordinary items(3)..............       (1,885)             734            --          --         --
Cumulative effect of accounting
  changes(4)........................          490               --         1,737          --         --
Net (loss) earnings.................       (5,820)         (12,093)        2,970      85,444     25,944
OTHER OPERATING DATA:
Towboats (at period end)............          193              206           204         201        145
Barges (at period end)..............        5,083            5,103         4,397       4,372      3,822
Tonnage (thousands, for period
  ended)............................       75,546           71,224        71,903      68,749     65,998
OTHER FINANCIAL DATA:
EBITDA(5)...........................    $ 126,375        $ 114,544     $ 129,859   $ 116,457   $ 97,852
Depreciation and amortization.......       55,497           56,014        51,222      46,337     41,149
Property additions..................       19,772           50,861        55,880      45,382     51,500
Net cash provided (used) by:
  Operating activities..............       24,588           30,782        94,602      78,665     52,069
  Investing activities..............        3,292          (24,192)      (59,156)    (62,572)   (49,300)
  Financing activities..............      (40,195)          22,137       (53,961)     26,338    (20,128)
STATEMENT OF FINANCIAL POSITION
  DATA:
Cash and cash equivalents...........    $  47,253        $  59,568     $  30,841   $  49,356   $  6,925
Working capital.....................     (681,674)        (107,354)      (16,525)     37,687      7,445
Properties -- net...................      464,133          509,443       559,777     541,415    460,295
Total assets........................      757,936          787,538       776,096     838,530    640,138
Long-term debt, including current
  portion...........................      608,519          658,055       712,807     758,900     48,230
Shareholder's equity/Member's
  deficit...........................     (148,019)        (142,618)     (132,072)   (130,395)   299,501

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

     (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and cumulative effect of accounting change for the year was $7.1 million compared to a loss of $7.1 million in 2000, due to the reasons discussed above.

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

     (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and the cumulative effect of an accounting change was $7.2 million for 2001 compared with a loss of $11.4 million for 2000, due to the reasons discussed above.

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

     Net (Loss) Earnings. Net loss for 2001 was $5.8 million compared to net loss of $12.1 million in 2000, due to the reasons discussed above.

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

     (Loss) Earnings Before Income Taxes, Extraordinary Item and Cumulative Effect of Accounting Change. The loss before income taxes, extraordinary item and cumulative effect of accounting change for the year was $7.1 million compared to earnings of $6.4 million in 1999, due to the reasons discussed above.

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

     (Loss) Earnings Before Extraordinary Item and Cumulative Effect of Accounting Change. The loss before extraordinary item and the cumulative effect of an accounting change was $11.4 million for 2000 compared with an earnings of $4.7 million for the same period in 1999, due to the reasons discussed above.

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

     Net (Loss) Earnings. Net loss for 2000 was $12.1 million compared to net earnings of $3.0 million in 1999, due to the reasons discussed above.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       FISCAL YEARS ENDED
                                                          --------------------------------------------
                                                          DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                              2001            2000            1999
                                                          -------------   -------------   ------------
                                                                     (DOLLARS IN THOUSANDS)
                                                          (AS RESTATED)   (AS RESTATED)
OPERATING REVENUE
  Revenue...............................................    $729,692        $771,749        $739,136
  Revenue from related parties..........................      58,809           2,089              --
                                                            --------        --------        --------
                                                             788,501         773,838         739,136
OPERATING EXPENSE
  Materials, Supplies and Other.........................     341,606         334,872         306,763
  Rent..................................................      56,711          49,463          43,978
  Labor and Fringe Benefits.............................     166,041         163,251         182,225
  Fuel..................................................      93,560          88,094          53,307
  Depreciation and Amortization.........................      55,497          56,014          51,222
  (Gain) Loss on Property Dispositions, Net.............     (16,498)         (1,686)            384
  Taxes, Other Than Income Taxes........................      26,223          27,522          26,665
                                                            --------        --------        --------
                                                             723,140         717,530         664,544
                                                            --------        --------        --------
OPERATING INCOME........................................      65,361          56,308          74,592
OTHER EXPENSE (INCOME)
  Interest Expense......................................      70,932          70,813          71,275
  Other, Net............................................       1,526           4,009          (3,048)
  Gain on Sale of Watercom..............................          --         (11,418)             --
                                                            --------        --------        --------
                                                              72,458          63,404          68,227
                                                            --------        --------        --------
(LOSS) EARNINGS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE............      (7,097)         (7,096)          6,365
INCOME TAXES............................................         118           4,263           1,658
                                                            --------        --------        --------
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE................................................      (7,215)        (11,359)          4,707
EXTRAORDINARY ITEM -- GAIN/(LOSS) ON EARLY
  EXTINGUISHMENT OF DEBT................................       1,885            (734)             --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..................        (490)             --          (1,737)
                                                            --------        --------        --------
NET (LOSS) EARNINGS.....................................    $ (5,820)       $(12,093)       $  2,970
                                                            ========        ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FISCAL YEARS ENDED
                                                        ----------------------------------------------
                                                         DECEMBER 28,     DECEMBER 29,    DECEMBER 31,
                                                             2001             2000            1999
                                                        --------------   --------------   ------------
                                                        (AS RESTATED)    (AS RESTATED)
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net (Loss) Earnings.................................     $ (5,820)        $(12,093)       $  2,970
  Adjustments to Reconcile Net (Loss) Earnings to Net
     Cash Provided by (Used in) Operating Activities:
     Depreciation and Amortization....................       59,910           59,076          54,039
     Impairment of Barges.............................           --            3,865             230
     Gain on Property Dispositions....................      (16,498)          (1,686)            384
     Gain on Sale of Watercom.........................           --          (11,418)             --
     Proceeds from the Initial Sale of Accounts
       Receivable.....................................           --               --          50,000
     Other Operating Activities.......................       (1,735)          (3,621)          1,684
     Changes in Operating Assets and Liabilities:
       Accounts Receivable............................      (12,010)          (2,547)          5,146
       Materials and Supplies.........................       (1,384)          13,890          (3,287)
       Accrued Interest...............................          413           10,557         (14,834)
       Other Current Assets...........................       (4,998)          (3,715)         (2,136)
       Other Current Liabilities......................        6,710          (21,526)            406
                                                           --------         --------        --------
       Net Cash Provided by Operating Activities......       24,588           30,782          94,602
INVESTING ACTIVITIES
  Property Additions..................................      (19,772)         (30,554)        (55,880)
  Purchase of Barging Assets..........................           --          (31,500)             --
  Investment in Vessel Leasing LLC....................       (6,808)              --              --
  Proceeds from Property Dispositions.................       23,918            4,089           2,133
  Proceeds from Sale of Terminals.....................        7,818               --              --
  Proceeds from Property Condemnation.................        2,730               --              --
  Proceeds from Sale of Watercom......................           --           13,600              --
  Proceeds from Sale of Restricted Investments........           --           25,288              --
  Other Investing Activities..........................       (4,594)          (5,115)         (5,409)
                                                           --------         --------        --------
       Net Cash Provided by (Used in) Investing
          Activities..................................        3,292          (24,192)        (59,156)
FINANCING ACTIVITIES
  Short-Term Borrowings...............................       17,250           66,750              --
  Member Distribution.................................           --               --            (541)
  Long-Term Debt Repaid...............................      (47,937)         (54,752)        (53,046)
  Outstanding Checks Net of Deposits..................       (6,670)          10,075           1,029
  Debt Costs..........................................       (3,463)              --              --
  Other Financing.....................................          625               64          (1,403)
                                                           --------         --------        --------
       Net Cash (Used in) Provided by Financing
          Activities..................................      (40,195)          22,137         (53,961)
Net (Decrease) Increase in Cash and Cash
  Equivalents.........................................      (12,315)          28,727         (18,515)
Cash and Cash Equivalents at Beginning of Period......       59,568           30,841          49,356
                                                           --------         --------        --------
       Cash and Cash Equivalents at End of Period.....     $ 47,253         $ 59,568        $ 30,841
                                                           ========         ========        ========
Supplemental Cash Flow Information:
  Interest Paid.......................................     $ 65,504         $ 57,107        $ 84,084
  Income Taxes Paid...................................        1,175            5,685           3,987

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               DECEMBER 28,     DECEMBER 29,
                                                                   2001             2000
                                                              --------------   --------------
                                                              (AS RESTATED)    (AS RESTATED)
                                                                  (DOLLARS IN THOUSANDS)
                                           ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.................................    $  47,253        $  59,568
  Accounts Receivable, Net..................................       41,383           40,717
  Account Receivable -- Related Parties.....................       13,402            2,111
  Materials and Supplies....................................       31,335           29,773
  Other Current Assets......................................       29,633           23,660
                                                                ---------        ---------
     Total Current Assets...................................      163,006          155,829
PROPERTIES-Net..............................................      464,133          509,443
PENSION ASSET...............................................       26,067           24,512
OTHER ASSETS................................................      104,730           97,754
                                                                ---------        ---------
          Total Assets......................................    $ 757,936        $ 787,538
                                                                =========        =========

                                         LIABILITIES
CURRENT LIABILITIES
  Accounts Payable..........................................    $  29,737        $  29,730
  Accrued Payroll and Fringe Benefits.......................       17,206           14,003
  Deferred Revenue..........................................       11,890           12,011
  Accrued Claims and Insurance Premiums.....................       24,200           21,047
  Accrued Interest..........................................       18,659           18,246
  Short-Term Debt...........................................       84,000           66,750
  Current Portion of Long-Term Debt.........................      608,519           44,579
  Other Current Liabilities.................................       42,072           55,360
  Other Current Liabilities -- Related Parties..............        8,397            1,457
                                                                ---------        ---------
          Total Current Liabilities.........................      844,680          263,183
LONG-TERM DEBT..............................................           --          613,476
PENSION LIABILITY...........................................       18,907           21,389
OTHER LONG-TERM LIABILITIES.................................       42,368           32,108
                                                                ---------        ---------
          Total Liabilities.................................      905,955          930,156
                                                                ---------        ---------

                                      MEMBER'S DEFICIT
Member's Interest...........................................      220,074          220,074
Other Capital...............................................      166,580          163,799
Retained Deficit............................................     (532,816)        (526,007)
Accumulated Other Comprehensive Loss........................       (1,857)            (484)
                                                                ---------        ---------
          Total Member's Deficit............................     (148,019)        (142,618)
                                                                ---------        ---------
          Total Liabilities and Member's Deficit............    $ 757,936        $ 787,538
                                                                =========        =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                   CONSOLIDATED STATEMENT OF MEMBER'S DEFICIT

                                                                           ACCUMULATED
                                                             RETAINED         OTHER
                                       MEMBER'S    OTHER     EARNINGS     COMPREHENSIVE
                                       INTEREST   CAPITAL    (DEFICIT)   EARNINGS (LOSS)     TOTAL
                                       --------   --------   ---------   ---------------   ---------
                                                          (DOLLARS IN THOUSANDS)
Balance at December 25, 1998.........  $220,047   $161,051   $(511,493)      $    --       $(130,395)
Comprehensive Income:
  Net earnings.......................        --         --       2,970                         2,970
  Foreign Currency Translation.......        --                     --          (337)           (337)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive
            Income...................        --                  2,970          (337)          2,633
Contribution of capital by CSX.......        --      1,054          --            --           1,054
Other................................        --         --      (4,850)           --          (4,850)
Issuance of membership interests.....        27         --          --            --              27
Cash distribution to partners........        --         --        (541)           --            (541)
                                       --------   --------   ---------       -------       ---------
Balance at December 31, 1999.........   220,074    162,105    (513,914)         (337)       (132,072)
Comprehensive Loss:
  Net loss (as restated).............        --         --     (12,093)           --         (12,093)
  Foreign Currency Translation.......        --                     --          (147)           (147)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive Loss
            (as restated)............        --                (12,093)         (147)        (12,240)
Contribution of capital by CSX.......        --      1,694          --            --           1,694
                                       --------   --------   ---------       -------       ---------
Balance at December 29, 2000 (as
  restated)..........................   220,074    163,799    (526,007)         (484)       (142,618)
Cumulative Effect of Accounting
  Change as of December 30, 2000.....        --                     --          (300)           (300)
Comprehensive Loss:
  Net loss (as restated).............        --         --      (5,820)           --          (5,820)
  Net loss on fuel swaps designated
     as cash flow hedging
     instruments.....................        --                     --          (271)           (271)
  Net loss on interest rate swaps
     designated as cash flow hedging
     instruments.....................        --                     --          (747)           (747)
  Foreign Currency Translation.......        --                     --           (55)            (55)
                                       --------   --------   ---------       -------       ---------
          Total Comprehensive Loss
            (as restated)............        --                 (5,820)       (1,073)         (6,893)
Contribution of capital by CSX.......        --      2,781          --            --           2,781
Consolidation of ACL Funding Corp....        --         --        (989)           --            (989)
                                       --------   --------   ---------       -------       ---------
Balance at December 28, 2001 (as
  restated)..........................  $220,074   $166,580   $(532,816)      $(1,857)      $(148,019)
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

                         AMERICAN COMMERCIAL LINES LLC

     The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                                         2001       2000       1999
                                                       --------   --------   --------
REVENUES
Revenues from external customers.....................  $788,501   $773,838   $739,136
Intersegment revenues................................     1,567      7,225     25,616
Elimination of intersegment revenues.................    (1,567)    (7,225)   (25,616)
                                                       --------   --------   --------
Operating revenue....................................  $788,501   $773,838   $739,136
                                                       ========   ========   ========
EARNINGS
Total segment earnings...............................  $ 65,361   $ 56,308   $ 74,592
Unallocated amounts:
  Interest expense...................................   (70,932)   (70,813)   (71,275)
  Other, net.........................................    (1,526)    (4,009)     3,048
  Gain on Sale of Watercom...........................        --     11,418         --
                                                       --------   --------   --------
(Loss) Earnings before income taxes, extraordinary
  item and cumulative effect of accounting change....  $ (7,097)  $ (7,096)  $  6,365
                                                       ========   ========   ========

  GEOGRAPHIC INFORMATION

                                                     REVENUES               PROPERTIES -- NET
                                          ------------------------------   -------------------
                                            2001       2000       1999       2001       2000
                                          --------   --------   --------   --------   --------
United States...........................  $748,837   $733,870   $699,072   $422,877   $469,714
South America...........................    39,664     39,968     40,064     41,256     39,729
                                          --------   --------   --------   --------   --------
Total...................................  $788,501   $773,838   $739,136   $464,133   $509,443
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

NOTE 12.  RESTATEMENT

     The 2001 and 2000 consolidated financial statements have been restated to properly reflect minority interest. An inadvertent error occurred when operating losses, attributable to ACBL Hidrovias Ltd. ("ACBLH"), the ACL 80% owned subsidiary which holds ACL's ownership interest in the marine transportation operation on the Parana/Paraguay River system in South America, were assigned to minority interests in excess of their original capital contributions. While these excess losses will be deducted from any income which may arise and be assigned to minority interests in the future, there is no current obligation on

                         AMERICAN COMMERCIAL LINES LLC
behalf of the minority interests to fund these losses. Accordingly the 2001 and 2000 financial statements were restated as follows:

                                           2001      AS RESTATED             2000      AS RESTATED
                                         ---------   -----------           ---------   -----------
STATEMENT OF OPERATIONS
Operating Revenue......................  $ 788,501    $ 788,501            $ 773,838    $ 773,838
Operating Income.......................     65,361       65,361               56,308       56,308
Other, Net Expense (Income)............       (591)       1,526                1,050        4,009
(Loss) Earnings Before Extraordinary
  Item and Cumulative Effect of
  Accounting Change....................     (5,098)      (7,215)              (8,400)     (11,359)
Net (Loss) Earnings....................     (3,703)      (5,820)              (9,134)     (12,093)

STATEMENT OF FINANCIAL POSITION
Other Long Term Liabilities............     37,292       42,368               29,149       32,108
Total Liabilities......................    900,879      905,955              927,197      930,156
Retained Deficit.......................   (527,740)    (532,816)            (523,048)    (526,007)
Total Members Deficit..................   (142,943)    (148,019)            (139,659)    (142,618)

STATEMENT OF CASH FLOWS
Net (Loss) Earnings....................     (3,703)      (5,820)              (9,134)     (12,093)
Other Operating Activities.............     (3,852)      (1,735)              (6,580)      (3,621)

NOTE 13.  RESTATEMENT OF QUARTERLY DATA (UNAUDITED)

     As discussed in Note 12, the 2001 and 2000 consolidated financial statements have been restated. The effects of the restatement on quarterly data is summarized below.

                                                           2001 (AS RESTATED)
                                          ----------------------------------------------------
QUARTERLY DATA (UNAUDITED)                  1ST        2ND        3RD        4TH       TOTAL
--------------------------                --------   --------   --------   --------   --------
Operating Revenue.......................  $173,098   $192,884   $207,341   $215,178   $788,501
Operating Income........................   (10,434)    17,194     24,164     34,437     65,361
(Loss) Earnings Before Extraordinary
  Item and Cumulative Effect of
  Accounting Change.....................   (29,922)      (147)     5,204     17,650     (7,215)
Net (Loss) Earnings.....................   (30,412)     1,738      5,204     17,650     (5,820)

                                                     2001 (AS PREVIOUSLY REPORTED)
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $173,098   $192,884   $207,341   $215,178   $788,501
Operating (Loss) Income.................   (10,434)    17,194     24,164     34,437     65,361
(Loss) Earnings Before Extraordinary
  Item and Cumulative Effect............   (29,618)       142      5,690     18,688     (5,098)
Net (Loss) Earnings.....................   (30,108)     2,027      5,690     18,688     (3,703)

                         AMERICAN COMMERCIAL LINES LLC

                                                           2000 (AS RESTATED)
                                          ----------------------------------------------------
QUARTERLY DATA (UNAUDITED)                  1ST        2ND        3RD        4TH       TOTAL
--------------------------                --------   --------   --------   --------   --------
Operating Revenue.......................  $167,477   $193,458   $205,738   $207,165   $773,838
Operating Income........................     7,971     16,122     18,217     13,998     56,308
(Loss) Earnings Before Extraordinary
  Item..................................    (8,727)    (2,558)     7,780     (7,854)   (11,359)
Net (Loss) Earnings.....................    (8,727)    (3,292)     7,780     (7,854)   (12,093)

                                                     2000 (AS PREVIOUSLY REPORTED)
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $167,477   $193,458   $205,738   $207,165   $773,838
Operating Income........................     7,971     16,122     18,217     13,998     56,308
(Loss) Earnings Before Extraordinary
  Item..................................    (8,097)    (2,116)     8,432     (6,619)    (8,400)
Net (Loss) Earnings.....................    (8,097)    (2,850)     8,432     (6,619)    (9,134)

                                                                  1999
                                          ----------------------------------------------------
                                            1ST        2ND        3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $173,217   $189,961   $188,617   $187,341   $739,136
Operating Income........................     4,316     19,955     22,480     27,841     74,592
(Loss) Earnings Before Cumulative Effect
  of Accounting Change..................   (12,810)     2,788      5,240      9,489      4,707
Net (Loss) Earnings.....................   (14,547)     2,788      5,240      9,489      2,970

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

NOTE 14.  CHANGES IN ACCOUNTING STANDARDS

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

NOTE 15.  SUMMARIZED FINANCIAL INFORMATION FOR SIGNIFICANT
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

NOTE 16.  GUARANTOR FINANCIAL STATEMENTS

     The $735,000 of debt issued by ACL and a revolving credit facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $100,000, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the transaction), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt)

                         AMERICAN COMMERCIAL LINES LLC
and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of earnings and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of December 28, 2001 and December 29, 2000 and for the fiscal years ended December 28, 2001, December 29, 2000 and December 31, 1999.

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2001
                                 (AS RESTATED)

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $701,081       $28,611        $    --      $729,692
  Revenue from related parties.................      47,757        11,052             --        58,809
                                                   --------       -------        -------      --------
                                                    748,838        39,663             --       788,501
OPERATING EXPENSE
  Materials, Supplies and Other................     319,093        22,513             --       341,606
  Rent.........................................      55,191         1,520             --        56,711
  Labor and Fringe Benefits....................     161,606         4,435             --       166,041
  Fuel.........................................      92,991           569             --        93,560
  Depreciation and Amortization................      50,364         5,133             --        55,497
  Gain on Property Dispositions, Net...........     (16,498)           --             --       (16,498)
  Taxes, Other Than Income Taxes...............      26,166            57             --        26,223
                                                   --------       -------        -------      --------
                                                    688,913        34,227             --       723,140
                                                   --------       -------        -------      --------
OPERATING INCOME...............................      59,925         5,436             --        65,361

OTHER EXPENSE (INCOME)
  Interest Expense.............................      70,932            --             --        70,932
  Interest Expense, Affiliate -- Net...........          --         6,364         (6,364)           --
  Other, Net...................................      (8,328)        3,490          6,364         1,526
                                                   --------       -------        -------      --------
                                                     62,604         9,854             --        72,458
                                                   --------       -------        -------      --------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...      (2,679)       (4,418)            --        (7,097)
INCOME TAXES...................................         (21)          139             --           118
                                                   --------       -------        -------      --------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE..................      (2,658)       (4,557)            --        (7,215)
EXTRAORDINARY ITEM -- GAIN ON EARLY
  EXTINGUISHMENT OF DEBT.......................       1,885            --             --         1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........        (490)           --             --          (490)
                                                   --------       -------        -------      --------
NET LOSS.......................................    $ (1,263)      $(4,557)       $    --      $ (5,820)
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2000
                                 (AS RESTATED)

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $733,870       $ 37,879       $    --      $771,749
  Revenue from related parties.................          --          2,089            --         2,089
                                                   --------       --------       -------      --------
                                                    733,870         39,968            --       773,838

OPERATING EXPENSE
  Materials, Supplies and Other................     315,275         19,597            --       334,872
  Rent.........................................      48,033          1,430            --        49,463
  Labor and Fringe Benefits....................     155,903          7,348            --       163,251
  Fuel.........................................      85,159          2,935            --        88,094
  Depreciation and Amortization................      49,104          6,910            --        56,014
  Gain on Property Dispositions, Net...........      (1,686)            --            --        (1,686)
  Taxes, Other Than Income Taxes...............      26,425          1,097            --        27,522
                                                   --------       --------       -------      --------
                                                    678,213         39,317            --       717,530
                                                   --------       --------       -------      --------
OPERATING INCOME (LOSS)........................      55,657            651            --        56,308

OTHER EXPENSE (INCOME)
  Interest Expense.............................      70,813             --            --        70,813
  Interest Expense, Affiliate -- Net...........          --          6,029        (6,029)           --
  Other, Net...................................      (4,745)         2,725         6,029         4,009
  Gain on Sale of Watercom.....................     (11,418)            --            --       (11,418)
                                                   --------       --------       -------      --------
                                                     54,650          8,754            --        63,404
                                                   --------       --------       -------      --------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................       1,007         (8,103)           --        (7,096)
INCOME TAXES...................................         176          4,087            --         4,263
                                                   --------       --------       -------      --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM......         831        (12,190)           --       (11,359)
EXTRAORDINARY ITEM -- LOSS ON EARLY
  EXTINGUISHMENT OF DEBT.......................        (734)            --            --          (734)
                                                   --------       --------       -------      --------
NET EARNINGS (LOSS)............................    $     97       $(12,190)      $    --      $(12,093)
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
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 28, 2001
                                 (AS RESTATED)

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss.....................................    $ (1,263)      $ (4,557)      $    --      $ (5,820)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided by (Used in) Operating
     Activities:
     Depreciation and Amortization.............      54,777          5,133            --        59,910
     Gain on Property Dispositions.............     (16,498)            --            --       (16,498)
     Other Operating Activities................      (6,753)         5,018            --        (1,735)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       6,349        (32,340)       13,981       (12,010)
       Materials and Supplies..................      (1,119)          (265)           --        (1,384)
       Accrued Interest........................         413             --            --           413
       Other Current Assets....................     (14,648)         9,650            --        (4,998)
       Other Current Liabilities...............     (11,859)        18,569            --         6,710
                                                   --------       --------       -------      --------
       Net Cash Provided by Operating
          Activities...........................       9,399          1,208        13,981        24,588
INVESTING ACTIVITIES
  Property Additions...........................     (13,165)        (6,607)           --       (19,772)
  Investment in Vessel Leasing LLC.............      (6,808)            --            --        (6,808)
  Proceeds from Property Dispositions..........      23,918             --            --        23,918
  Proceeds from Sale of Terminals..............       7,818             --            --         7,818
  Proceeds from Property Condemnation..........       2,730             --            --         2,730
  Other Investing Activities...................      (9,055)         1,846         2,615        (4,594)
                                                   --------       --------       -------      --------
       Net Cash Provided by (Used in) Investing
          Activities...........................       5,438         (4,761)        2,615         3,292
FINANCING ACTIVITIES
  Short-Term Borrowings........................      17,250             --            --        17,250
  Long-Term Debt Repaid........................     (47,937)            --            --       (47,937)
  Borrowing from Affiliates....................          --            567          (567)           --
  Affiliate Debt Repaid........................          --           (567)          567            --
  Outstanding Checks Net of Deposits...........      (6,670)            --            --        (6,670)
  Debt Costs...................................      (3,463)            --            --        (3,463)
  Cash Dividends Paid..........................          --         (1,000)        1,000            --
  Other Financing..............................         625          3,615        (3,615)          625
                                                   --------       --------       -------      --------
       Net Cash (Used in) Provided by Financing
          Activities...........................     (40,195)         2,615        (2,615)      (40,195)
Net Decrease in Cash and Cash Equivalents......     (25,358)          (938)       13,981       (12,315)
Cash and Cash Equivalents at Beginning of
  Period.......................................      57,289          2,279            --        59,568
                                                   --------       --------       -------      --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 31,931       $  1,341       $13,981      $ 47,253
                                                   ========       ========       =======      ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2000
                                 (AS RESTATED)

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Earnings (Loss)..........................    $     97       $(12,190)      $     --     $(12,093)
  Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by (Used in)
     Operating Activities:
     Depreciation and Amortization.............      52,167          6,909             --       59,076
     Impairment of Barges......................       3,865             --             --        3,865
     Gain on Sale of Watercom..................     (11,418)            --             --      (11,418)
     Other Operating Activities................      (4,320)           699             --       (3,621)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       4,925         (7,472)            --       (2,547)
       Materials and Supplies..................      12,469           (265)            --       12,204
       Accrued Interest........................      10,557             --             --       10,557
       Other Current Assets....................      (6,939)         3,224             --       (3,715)
       Other Current Liabilities...............     (23,612)         2,086             --      (21,526)
                                                   --------       --------       --------     --------
       Net Cash Provided by (Used in) Operating
          Activities...........................      37,791         (7,009)            --       30,782
INVESTING ACTIVITIES
  Property Additions...........................     (27,817)        (2,737)            --      (30,554)
  Purchase of Barging Assets...................     (31,500)            --             --      (31,500)
  Proceeds from Property Dispositions..........       4,089             --             --        4,089
  Proceeds from Sale of Watercom...............      13,600             --             --       13,600
  Proceeds from Sale of Restricted
     Investments...............................      25,288             --             --       25,288
  Other Investing Activities...................     (15,537)        (1,536)        11,958       (5,115)
                                                   --------       --------       --------     --------
       Net Cash Used in Investing Activities...     (31,877)        (4,273)        11,958      (24,192)
FINANCING ACTIVITIES
  Short-Term Borrowings........................      66,750             --             --       66,750
  Short-Term Debt Issued.......................     (54,752)            --             --      (54,752)
  Short-Term Debt Repaid.......................          --             --             --           --
  Affiliate Debt Repaid........................          --        (12,560)        12,560           --
  Cash Dividends Paid..........................          --         (3,160)         3,160           --
  Other Financing..............................      10,139          1,694         (1,694)      10,139
  Borrowing from Affiliates....................          --         25,984        (25,984)          --
                                                   --------       --------       --------     --------
       Net Cash Provided by Financing
          Activities...........................      22,137         11,958        (11,958)      22,137
Net Increase in Cash and Cash Equivalents......      28,051            676             --       28,727
Cash and Cash Equivalents at Beginning of
  Period.......................................      29,238          1,603             --       30,841
                                                   --------       --------       --------     --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 57,289       $  2,279       $     --     $ 59,568
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
                                                   ========       ========       ========     ========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 28, 2001

                                            GUARANTOR        OTHER                      COMBINED
                                           SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                           ------------   ------------   ------------   ---------
                                                           (DOLLARS IN THOUSANDS)
                                             ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents..............   $  45,912       $  1,341      $      --     $  47,253
  Accounts Receivable -- Net.............      25,612         29,752        (13,981)       41,383
  Accounts Receivable -- Related
     Parties.............................          --         13,402             --        13,402
  Materials and Supplies.................      30,180          1,155             --        31,335
  Other Current Assets...................      41,069        (11,436)            --        29,633
                                            ---------       --------      ---------     ---------
          Total Current Assets...........     142,773         34,214        (13,981)      163,006
PROPERTIES -- NET........................     422,877         41,256             --       464,133
NET PENSION ASSET........................      26,067             --             --        26,067
OTHER ASSETS.............................     153,227         52,702       (101,199)      104,730
                                            ---------       --------      ---------     ---------
          Total Assets...................   $ 744,944       $128,172      $(115,180)    $ 757,936
                                            =========       ========      =========     =========

                                           LIABILITIES
CURRENT LIABILITIES
  Accounts Payable.......................   $  28,094       $  1,643      $      --     $  29,737
  Accrued Payroll and Fringe Benefits....      17,206             --             --        17,206
  Deferred Revenue.......................      11,890             --             --        11,890
  Accrued Claims and Insurance
     Premiums............................      24,200             --             --        24,200
  Accrued Interest.......................      18,659             --             --        18,659
  Short-term Debt........................      84,000             --             --        84,000
  Current Portion of Long-Term Debt......     608,519             --             --       608,519
  Other Current Liabilities..............      40,249         15,804        (13,981)       42,072
  Other Current Liabilities -- Related
     Parties.............................          --          8,397             --         8,397
                                            ---------       --------      ---------     ---------
          Total Current Liabilities......     832,817         25,844        (13,981)      844,680
LONG-TERM NOTE PAYABLE TO AFFILIATE......          --         86,700        (86,700)           --
LONG-TERM DEBT...........................          --             --             --            --
PENSION LIABILITY........................      18,907             --             --        18,907
OTHER LONG-TERM LIABILITIES..............      36,163          6,205             --        42,368
                                            ---------       --------      ---------     ---------
          Total Liabilities..............   $ 887,887       $118,749      $(100,681)    $ 905,955
                                            ---------       --------      ---------     ---------

                                        MEMBER'S DEFICIT
Member's Interest........................     220,074             --             --       220,074
Other Capital............................     166,580         57,374        (57,374)      166,580
Retained Deficit.........................    (527,740)       (47,951)        42,875      (532,816)
Other Comprehensive Loss.................      (1,857)            --             --        (1,857)
                                            ---------       --------      ---------     ---------
          Total Member's Deficit.........    (142,943)         9,423        (14,499)     (148,019)
                                            ---------       --------      ---------     ---------
          Total Liabilities and Member's
            Deficit......................   $ 744,944       $128,172      $(115,180)    $ 757,936
                                            =========       ========      =========     =========

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 29, 2000

                                                 GUARANTOR        OTHER                      COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents...................   $  57,288       $  2,280       $     --     $  59,568
  Accounts Receivable -- Net..................      32,608          8,109             --        40,717
  Accounts Receivable -- Related Parties......          --          2,111             --         2,111
  Materials and Supplies......................      28,883            890             --        29,773
  Other Current Assets........................      24,823         (1,163)            --        23,660
                                                 ---------       --------       --------     ---------
          Total Current Assets................     143,602         12,227             --       155,829
PROPERTIES -- NET.............................     469,714         39,729             --       509,443
NET PENSION ASSET.............................      24,512             --             --        24,512
OTHER ASSETS..................................     141,534         51,128        (94,908)       97,754
                                                 ---------       --------       --------     ---------
          Total Assets........................   $ 779,362       $103,084       $(94,908)    $ 787,538
                                                 =========       ========       ========     =========

                                             LIABILITIES
CURRENT LIABILITIES
  Accounts Payable............................   $  28,536       $  1,194       $     --     $  29,730
  Accrued Payroll and Fringe Benefits.........      14,003             --             --        14,003
  Deferred Revenue............................      12,011             --             --        12,011
  Accrued Claims and Insurance Premiums.......      21,047             --             --        21,047
  Accrued Interest............................      18,246             --             --        18,246
  Short-term Debt.............................      66,750             --             --        66,750
  Current Portion of Long-Term Debt...........      44,579             --             --        44,579
  Other Current Liabilities...................      50,918          4,442             --        55,360
  Other Current Liabilities -- Related
     Parties..................................          --          1,457             --         1,457
                                                 ---------       --------       --------     ---------
          Total Current Liabilities...........     256,090          7,093             --       263,183
LONG-TERM NOTE PAYABLE TO AFFILIATE...........          --         86,700        (86,700)           --
LONG-TERM DEBT................................     613,476             --             --       613,476
PENSION LIABILITY.............................      21,389             --             --        21,389
OTHER LONG-TERM LIABILITIES...................      28,066          4,042             --        32,108
                                                 ---------       --------       --------     ---------
          Total Liabilities...................   $ 919,021       $ 97,835       $(86,700)    $ 930,156
                                                 ---------       --------       --------     ---------

                                           MEMBER'S DEFICIT
Member's Interest.............................     220,074             --             --       220,074
Other Capital.................................     163,799         46,820        (46,820)      163,799
Retained Deficit..............................    (523,048)       (41,571)        38,612      (526,007)
Other Comprehensive Loss......................        (484)            --             --          (484)
                                                 ---------       --------       --------     ---------
          Total Member's Deficit..............    (139,659)         5,249         (8,208)     (142,618)
                                                 ---------       --------       --------     ---------
          Total Liabilities and Member's
            Deficit...........................   $ 779,362       $103,084       $(94,908)    $ 787,538
                                                 =========       ========       ========     =========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Managers
of American Commercial Lines LLC:

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements listed in the Index appearing under Item 14(a)(1), after the restatement described in Note 12, present fairly, in all material respects, the financial position of American Commercial Lines LLC and its subsidiaries (ACL) at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors, the financial statement schedule listed in the Index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of ACL's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UABL Limited (UABL), a 50% owned subsidiary, for 2001, which statements reflect 7% of consolidated total assets as of December 28, 2001, and 27% of consolidated net loss for the fiscal year ended December 28, 2001. We also did not audit the financial statements of Global Material Services LLC (GMS), a 50% owned subsidiary, for 1999, which statements reflect 1% of consolidated total assets as of December 31, 1999, and 45% of consolidated net earnings for the fiscal year ended December 31, 1999. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for UABL and GMS, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

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

                                          PRICEWATERHOUSECOOPERS LLP

Louisville, Kentucky
March 26, 2002, except for Notes 12 and 13, as to which the date is August 13, 2002.

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

August 13, 2002