Form 10-Q
period 2002-06-30
AMERICAN COMMERCIAL LINES LLC
filed 2002-08-14
CIK 1068078

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X|             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2002

                                       OR

| |             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

                        Commission file number 333-62227

                          AMERICAN COMMERCIAL LINES LLC
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                           52-2106600
    (State or Other Jurisdiction of                          (IRS Employer
     Incorporation or Organization)                          Identification No.)

      1701 EAST MARKET STREET
      JEFFERSONVILLE, INDIANA                                        47130
(Address of Principal Executive Offices)                          (Zip Code)

                                 (812) 288-0100
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

  AS OF JUNE 28, 2002 THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.

ITEM 1. FINANCIAL STATEMENTS


                          AMERICAN COMMERCIAL LINES LLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                             MAY 29        MARCH 30     THREE MONTHS
                                            TO JUNE 28,    TO MAY 28,   ENDED JUNE 29,
                                               2002           2002           2001
                                           -----------    ----------  ---------------
                                                          (UNAUDITED)
                                                     (DOLLARS IN THOUSANDS)
OPERATING REVENUE                            $ 55,994      $ 113,937      $ 192,884

OPERATING EXPENSE
     Materials, Supplies and Other             23,594         59,467         86,382
     Restructuring Cost                            --         10,072             --
     Rent                                       4,375          9,431         14,258
     Labor and Fringe Benefits                 11,981         24,668         41,138
     Fuel                                       6,908         13,111         23,930
     Depreciation and Amortization              5,631          8,761         14,176
     Gain on Property Dispositions, Net           (95)          (450)       (11,033)
     Taxes, Other Than Income Taxes             2,274          4,452          6,839
                                             --------      ---------      ---------
            Total Operating Expenses           54,668        129,512        175,690
                                             --------      ---------      ---------

OPERATING INCOME (LOSS)                         1,326        (15,575)        17,194

OTHER EXPENSE (INCOME)
     Interest Expense                           4,618         10,632         18,529
     Other, Net                                   368            260         (1,347)
                                             --------      ---------      ---------
            Total Other Expense                 4,986         10,892         17,182
                                             --------      ---------      ---------

(LOSS) INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                        (3,660)       (26,467)            12

INCOME TAXES                                       36             74            159
                                             --------      ---------      ---------

(LOSS) INCOME  BEFORE EXTRAORDINARY ITEM       (3,696)       (26,541)          (147)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                        --             --          1,885
                                             --------      ---------      ---------

NET (LOSS) INCOME                            $ (3,696)     $ (26,541)     $   1,738
                                             ========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                             DECEMBER 29,
                                                 MAY 29         2001         SIX MONTHS
                                               TO JUNE 28,   TO MAY 28,    ENDED JUNE 29,
                                                  2002          2002           2001
                                               -----------   ------------  --------------
                                                             (UNAUDITED)
                                                        (DOLLARS IN THOUSANDS)
OPERATING REVENUE                               $ 55,994      $ 284,805      $ 365,982

OPERATING EXPENSE
     Materials, Supplies and Other                23,594        138,092        171,005
     Restructuring Cost                               --         13,493             --
     Rent                                          4,375         23,121         28,516
     Labor and Fringe Benefits                    11,981         65,760         81,323
     Fuel                                          6,908         30,434         47,691
     Depreciation and Amortization                 5,631         21,824         28,366
     Gain on Property Dispositions, Net              (95)          (455)       (11,074)
     Taxes, Other Than Income Taxes                2,274         10,926         13,395
                                                --------      ---------      ---------
            Total Operating Expenses              54,668        303,195        359,222
                                                --------      ---------      ---------

OPERATING INCOME (LOSS)                            1,326        (18,390)         6,760

OTHER EXPENSE (INCOME)
     Interest Expense                              4,618         25,712         38,080
     Other, Net                                      368            827         (1,513)
                                                --------      ---------      ---------
            Total Other Expense                    4,986         26,539         36,567
                                                --------      ---------      ---------

LOSS BEFORE INCOME TAXES, EXTRAORDINARY
     ITEM AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                            (3,660)       (44,929)       (29,807)

INCOME TAXES (BENEFIT)                                36           (919)           262
                                                --------      ---------      ---------

LOSS  BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE       (3,696)       (44,010)       (30,069)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                           --             --          1,885

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                --             --           (490)
                                                --------      ---------      ---------

NET LOSS                                        $ (3,696)     $ (44,010)     $ (28,674)
                                                ========      =========      =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS




                                                                         MAY 29          DECEMBER 29,      SIX MONTHS
                                                                       TO JUNE 28,     2001 TO MAY 28,    ENDED JUNE 29,
                                                                          2002              2002              2001
                                                                       -----------     ---------------   --------------
                                                                                         (UNAUDITED)
                                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
     Net Loss                                                            $ (3,696)        $(44,010)        $(28,674)
     Adjustments to Reconcile Net Loss to Net Cash
        Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                    5,631           21,824           28,366
           Interest Accretion and Discount Amortization                       494            1,245            1,989
           Gain on Property Dispositions                                      (95)            (455)         (11,074)
           Other Operating Activities                                         165           (5,422)          (3,824)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                          (6,546)          (3,240)         (12,381)
              Materials and Supplies                                       (4,252)          (5,160)          (2,394)
              Accrued Interest                                              3,658           10,332              385
              Other Current Assets                                          5,148           (3,149)          (5,577)
              Other Current Liabilities                                    (1,182)           8,357           28,022
                                                                         --------         --------         --------
              Net Cash Provided by (Used in) Operating Activities            (675)         (19,678)          (5,162)

INVESTING ACTIVITIES
     Property Additions                                                      (771)          (5,605)          (9,008)
     Proceeds from Property Dispositions                                      403              988           16,683
     Net Change in Restricted Cash                                            687               --               --
     Proceeds from Sale of Terminals                                           --               --            8,241
     Other Investing Activities                                              (278)          (2,859)            (960)
                                                                         --------         --------         --------
              Net Cash (Used in) Provided by Investing Activities              41           (7,476)          14,956

FINANCING ACTIVITIES
     Danielson Holding Corporation Investment                                  --           25,000               --
     Short-Term Borrowings                                                     --               --            8,250
     Long-Term Debt Repaid                                                 (1,197)         (25,190)         (34,007)
     Bank Overdrafts                                                       (2,900)           1,149           (9,656)
     Debt Costs                                                                --               --           (3,462)
     Other Financing                                                           --             (173)             103
                                                                         --------         --------         --------
              Net Cash (Used in) Provided by Financing Activities          (4,097)             786          (38,772)
                                                                         --------         --------         --------
Net Decrease in Cash and Cash Equivalents                                  (4,731)         (26,368)         (28,978)
Cash and Cash Equivalents at Beginning of Period                           20,885           47,253           59,568
                                                                         --------         --------         --------
              Cash and Cash Equivalents at End of Period                 $ 16,154         $ 20,885         $ 30,590
                                                                         ========         ========         ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                               JUNE 28,        DECEMBER 28,
                                                                2002               2001
                                                              ---------        ------------
                                                             (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                  $  16,154         $  47,253
   Cash, Restricted                                               5,877                --
   Accounts Receivable, Net                                      52,102            54,785
   Materials and Supplies                                        40,747            31,335
   Other Current Assets                                          26,941            29,633
                                                              ---------         ---------
      Total Current Assets                                      141,821           163,006

PROPERTIES-Net                                                  624,429           464,133
PENSION ASSETS                                                   21,511            26,067
OTHER ASSETS                                                     75,978           104,730
                                                              ---------         ---------
      Total Assets                                            $ 863,739         $ 757,936
                                                              =========         =========

                                    LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                           $  37,375         $  29,737
   Accrued Payroll and Fringe Benefits                           12,693            17,206
   Deferred Revenue                                              15,907            11,890
   Accrued Claims and Insurance Premiums                         26,926            24,200
   Accrued Interest                                               5,868            18,659
   Short-Term Debt                                               34,000            84,000
   Current Portion of Long-Term Debt                             27,887           608,519
   Other Current Liabilities                                     35,881            50,469
                                                              ---------         ---------
      Total Current Liabilities                                 196,537           844,680

LONG-TERM DEBT                                                  550,132                --
PENSION LIABILITY                                                    --            18,907
OTHER LONG-TERM LIABILITIES                                      35,597            42,368
                                                              ---------         ---------
      Total Liabilities                                         782,266           905,955
                                                              ---------         ---------

                             MEMBER'S EQUITY (DEFICIT)

Member's Interest                                                85,025           220,074
Other Capital                                                     1,695           166,580
Unearned Compensation                                            (1,648)               --
Retained Deficit                                                 (3,696)         (532,816)
Accumulated Other Comprehensive Income (Loss)                        97            (1,857)
                                                              ---------         ---------
      Total Member's Equity (Deficit)                            81,473          (148,019)
                                                              ---------         ---------

      Total Liabilities and Member's Equity (Deficit)         $ 863,739         $ 757,936
                                                              =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
          CONDENSED CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (DEFICIT)
                                   (Unaudited)

                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                                     MEMBER'S      OTHER       UNEARNED    RETAINED    COMPREHENSIVE
                                                     INTEREST     CAPITAL    COMPENSATION   DEFICIT    INCOME (LOSS)     TOTAL
                                                     --------     -------    ------------   -------    -------------   ----------
                                                                                   (DOLLARS IN THOUSANDS)
Balance at December 28, 2001                         $ 220,074   $ 166,580     $    --     $(532,816)     $(1,857)     $(148,019)

Comprehensive Loss:
     Net loss                                               --          --          --       (44,010)          --        (44,010)
     Net gain on fuel swaps designated as
         cash flow hedging instruments                      --          --          --            --          174            174
     Net gain on interest rate swaps designated
         as cash flow hedging instruments                   --          --          --            --          228            228
     Foreign Currency Translation                           --          --          --            --         (219)          (219)
                                                     ---------   ---------     -------     ---------      -------      ---------
          Total Comprehensive Loss                          --          --          --       (44,010)         183        (43,827)

Other                                                       --        (373)         --            --           --           (373)
                                                     ---------   ---------     -------     ---------      -------      ---------
Balance at May 28, 2002                                220,074     166,207          --      (576,826)      (1,674)      (192,219)


Elimination of historical equity                      (220,074)   (166,207)         --       576,826        1,674        192,219
Acquisition of Company by Danielson Holding
     Corporation                                        82,256          --          --            --           --         82,256
Acquisition of Vessel Leasing                            2,769          --          --            --           --          2,769
Issuance of restricted Parent Company
     common stock                                           --       1,695      (1,695)           --           --             --
Amortization of unearned compensation                       --          --          47            --           --             47

Comprehensive Loss:
     Net loss                                               --          --          --        (3,696)          --         (3,696)
     Net gain on fuel swaps designated as
         cash flow hedging instruments                      --          --          --            --           49             49
     Net loss on interest rate swaps designated
         as cash flow hedging instruments                   --          --          --            --         (266)          (266)
     Foreign Currency Translation                           --          --          --            --          314            314
                                                     ---------   ---------     -------     ---------      -------      ---------
          Total Comprehensive Loss                          --          --          --        (3,696)          97         (3,599)
                                                     ---------   ---------     -------     ---------      -------      ---------
Balance at June 28, 2002                             $  85,025   $   1,695     $(1,648)    $  (3,696)     $    97      $  81,473
                                                     =========   =========     =======     =========      =======      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 28, 2002
                             (Dollars in Thousands)


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of American Commercial Lines LLC ("ACL") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in ACL's Annual Report on Form 10-K for the year ended December 28, 2001. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 27, 2002.

Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its lenders and noteholders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization described below and the debt restructuring described in Note 3.

On May 29, 2002, American Commercial Lines Holding LLC ("ACL Holdings"), ACL's parent company, and ACL completed a comprehensive restructuring involving the acquisition and recapitalization of ACL Holdings and ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("DHC") and subsidiaries (collectively with DHC, "Danielson") and the restructuring of ACL's outstanding debt obligations (see Notes 2 and 3). Consulting fees and legal costs incurred in connection with the Danielson Recapitalization are included in the accompanying condensed statement of operations as "Restructuring Cost." In connection with Danielson becoming the owner of 100% of the membership interests in ACLines LLC ("ACLines"), which wholly owns ACL Holdings, Danielson elected to push down its basis of accounting to the net assets of ACL. ACL's assets, liabilities and member's equity have been adjusted, as of the acquisition date, following push down accounting. Accordingly, effective May 29, 2002, ACL's accounts have been adjusted to reflect Danielson's basis in ACL's assets and liabilities based on the estimated fair values of such assets and liabilities using the principles of Financial Accounting Standards No. 141, "Business Combinations".

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

NOTE 2. DANIELSON ACQUISITION OF ACL

Danielson's basis in ACL's net assets at the acquisition date of $82,256 includes $7,000 in cash paid for membership interests in ACL Holdings; $2,769 in cash paid for a 50% membership interest in Vessel Leasing LLC ("Vessel Leasing"), an entity in which ACL owns the other 50% membership interest; the contribution of $25,000 in cash and ACL 10 1/4% senior notes due June 30, 2008 having an estimated fair value of $43,650; and costs incurred by Danielson directly associated with the acquisition of $6,606.

As a result of Danielson's acquisition of ACL and the push-down purchase accounting that resulted, ACL recorded several non-cash adjustments including the following:

Properties                                                                $ 135,279
Net Pension Assets                                                           (5,426)
Other Assets                                                                (27,842)
                                                                          ---------
                                                                          $ 102,510
                                                                          =========
Accrued Interest                                                          $ (21,977)
Other Current Liabilities                                                       219
Short-term Debt                                                             (50,000)
Long-term Debt                                                              (13,342)
Pension Liability                                                           (18,264)
Other Long-Term Liabilities                                                  (4,519)
Contribution of 10 1/4% senior notes at par including accrued interest,
  if any                                                                    (64,082)
Equity                                                                      274,475
                                                                          ---------
                                                                          $ 102,510
                                                                          =========


The above adjustments reflect the estimated fair value of assets and liabilities acquired by Danielson as of the date of acquisition. Management believes no significant intangibles were acquired in the Danielson Recapitalization. The adjustments are subject to revision once appraisals and other evaluations of the fair value of the assets acquired and liabilities assumed are completed. Accordingly, actual push down purchase accounting adjustments could differ from the adjustments presented above.

The pro forma unaudited results of operations for the quarters and six months ended June 28, 2002 and June 29, 2001, assuming consummation of the acquisition as of December 30, 2000, are as follows:

                                              QUARTERS ENDED            SIX MONTHS ENDED
                                           ---------------------     ----------------------
                                           JUNE 28,     JUNE 29,     JUNE 28,     JUNE 29,
                                             2002         2001         2002         2001
                                           ---------    ---------    ---------    ---------
Revenue                                    $ 169,931    $ 192,884    $ 340,799    $ 365,982

Loss from continuing operations
  before extraordinary item and
  cumulative effect of accounting change     (22,506)         145      (38,830)     (27,610)

Net (loss) income                            (22,506)       2,030      (38,830)     (26,215)

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

NOTE 3. DEBT

                                                  JUNE 28,    DECEMBER 28,
                                                    2002          2001
                                                  --------    ------------
Revolving Credit Facility                         $ 34,000      $ 84,000
Tranche A Term Loan                                 46,559            --
Tranche B Term Loan                                134,046       143,951
Tranche C Term Loan                                157,723       169,378
Senior Notes (New)                                 127,900            --
Senior Subordinated Notes                           65,790            --
Senior Notes ( Old)                                  4,864       295,000
Bonds guaranteed by the Maritime Administration     41,137            --
Other Notes                                             --           190
                                                  --------      --------
                                                   612,019       692,519
Less short-term debt                                34,000        84,000
Less, current portion of long-term debt             27,887       608,519
                                                  --------      --------
Long-term debt                                    $550,132      $     --
                                                  ========      ========

As part of the Danielson Recapitalization, ACL's debt was restructured. Danielson contributed to ACL Holdings $58,493 principal amount of ACL's 10.25% senior notes due June 30, 2008, (the "Old Senior Notes"), plus the interest obligations, if any, thereon.

ACL's existing credit facilities were amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the "Senior Credit Facilities") to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of the term loans (the "Term Loans") thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans (the "Revolving Credit Facility") thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under ACL's old senior credit facilities. The amended and restated credit agreement with ACL's senior secured lenders contains mandatory prepayments of the term loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the credit agreement.

ACL also completed an exchange offer (the "Exchange Offer") for the Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of Old Senior Notes were tendered, with the $58,493 principal amount of Old Senior Notes contributed by Danielson to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes due January 1, 2008 (the "Senior Notes") and approximately $112,900 aggregate principal amount of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the "PIK Notes"). The debt exchange was not an extinguishment of debt for accounting purposes since the terms of the new debt are not substantially different from the terms of the Old Senior Notes exchanged. Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of Senior Notes and approximately $2,000 of PIK Notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

Since ACL is applying push down accounting effective with Danielson's acquisition of ACL, ACL's debt was adjusted to fair value at the acquisition date. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

The Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to London InterBank Offered Rates ("LIBOR") plus a margin based on ACL's performance. The interest rate as of June 28, 2002 was 5.73%.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

NOTE 3. DEBT - CONTINUED

Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of June 28, 2002 were: Tranche A - 5.69%, Tranche B - 6.00% and Tranche C - 6.25%.

The new Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The existing Old Senior Notes are due June 30, 2008 and bear interest at annual rate of 10.25%.

In connection with the Exchange Offer, ACL completed a consent solicitation of the holders of the Old Senior Notes, which resulted in the elimination or amendment of substantially all the restrictive covenants contained in the indenture governing the Old Senior Notes, the subordination of the subsidiary guarantees of the Old Senior Notes to the subsidiary guarantees of ACL's Senior Credit Facilities, the Senior Notes and the PIK Notes and the waiver of any and all defaults under the indenture governing the Old Senior Notes through the effective date of the exchange offer, May 29, 2002.

ACL's receivables facility, which was administered by PNC Bank, N.A. was replaced with a receivables facility administered by Bank One, NA having substantially the same terms as the old receivables facility.

As noted above, DHC purchased the 50% equity interest that Vectura Group LLC owned in Vessel Leasing at the time Danielson acquired ACL. Vessel Leasing, which was formerly accounted for under the equity method, is now consolidated with ACL. Accordingly, the bonds issued by Vessel Leasing that are guaranteed by the U.S. Maritime Administration are included in ACL's debt balance. ACL does not guarantee payment of these bonds.

ACL's debt agreements include a number of covenants, including specified financial ratios. ACL is currently addressing whether the consolidation of Vessel Leasing has an effect on the debt covenant calculations. While ACL management believes it should have no effect, ACL plans to obtain a waiver or amendment to its Senior Credit Facilities. As previously disclosed, ACL's operating revenue has declined as a result of the broad weakness in the entire inland river industry as a result of poor general economic conditions. Additionally, the weak economy coupled with the supply-demand imbalance in the inland river industry continues to put downward pressure on rates for covered and open barges. Although ACL believes it is currently in compliance with its debt covenants, there is a reasonable possibility if economic conditions do not improve that ACL will not be able to comply with covenant requirements in the future irrespective of the anticipated favorable resolution of the Vessel Leasing matter. Management is working on operating and financial plans to comply with its debt covenants, including a possible sale-leaseback transaction and other financial transactions. Failure to meet these covenants could have a material adverse effect on ACL since it is highly leveraged.

Principal payments of long-term debt due during the next five fiscal years and thereafter and unamortized debt discount are as follows:

                               2002   $   7,694
                               2003      25,574
                               2004      43,605
                               2005      84,949
                               2006      87,042
                         Thereafter     389,085
                                      ---------
                                        637,949
          Unamortized debt discount     (59,930)
                                      ---------
                                      $ 578,019
                                      =========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (Dollars in Thousands)

NOTE 4. MATERIALS AND SUPPLIES

Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

                                           JUNE 28,   DECEMBER 28,
                                             2002        2001
                                           --------   ------------
                     Raw Materials          $ 7,339     $ 3,633
                     Work in Process         17,641      13,029
                     Parts and Supplies      15,767      14,673
                                            -------     -------
                                            $40,747     $31,335
                                            =======     =======

NOTE 5.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

FUEL PRICE RISK MANAGEMENT

ACL uses forward fuel purchases to provide short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of the company's forecasted diesel fuel needs for towboat operations over the next one to twelve months.

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

At June 28, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $634, and a fair value of approximately $20 loss, which has been recorded in other current liabilities with the offset to other comprehensive income and an additional fair value gain of $56 which has been recorded as receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. The $20 loss will be recognized in earnings in July 2002. Under these agreements, ACL will pay fixed prices ranging from $0.61 to $0.86 per gallon. There were 1.0 million gallons remaining on the contracts at June 28, 2002. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $56 but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

INTEREST RATE RISK MANAGEMENT

ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202,000 and a fair value of $1 as of June 28, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statements of operations. For the quarter and six months ended June 28, 2002, the entire change in value resulted in losses of $14 and $36, respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC ("GMS"), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $67 for its share of these swaps in the six months ended June 28, 2002.

                         AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 6. BUSINESS SEGMENTS

                                               REPORTABLE SEGMENTS
                                           ---------------------------
                                            BARGING       CONSTRUCTION    OTHER (1)        TOTAL
                                            -------       ------------    ---------        -----
   MAY 29 TO JUNE 28, 2002
   Revenues from external customers        $  53,465        $  1,358        $1,171       $  55,994
   Intersegment revenues                          --               9            --               9
   Segment earnings (loss)                     1,836            (826)          316           1,326

   MARCH 30 TO MAY 28, 2002
   Revenues from external customers        $  98,417        $ 14,348        $1,172       $ 113,937
   Intersegment revenues                          --             104            12             116
   Segment (loss) earnings                   (15,679)           (387)          491         (15,575)

   QUARTER ENDED JUNE 29, 2001
   Revenues from external customers        $ 164,271        $ 25,515        $3,098       $ 192,884
   Intersegment revenues                          --             401             4             405
   Segment earnings                           13,933           2,619           642          17,194

   MAY 29 TO JUNE 28, 2002
   Revenues from external customers        $  53,465        $  1,358        $1,171       $  55,994
   Intersegment revenues                          --               9            --               9
   Segment earnings (loss)                     1,836            (826)          316           1,326

   DECEMBER 29, 2001 TO MAY 28, 2002
   Revenues from external customers        $ 243,880        $ 37,659        $3,266       $ 284,805
   Intersegment revenues                          --             560            20             580
   Segment (loss) earnings                   (21,213)          1,287         1,536         (18,390)

   SIX MONTHS ENDED JUNE 29, 2001
   Revenues from external customers        $ 310,552        $ 48,886        $6,544       $ 365,982
   Intersegment revenues                          --           1,056             4           1,060
   Segment earnings                            2,276           3,480         1,004           6,760

----------
(1) Financial data for a segment operating terminals along the U.S. inland waterways and in Venezuela.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)

NOTE 6. BUSINESS SEGMENTS - CONTINUED

The following is a reconciliation of ACL's segment earnings (loss) to ACL's consolidated totals.


                                          MAY 29    MARCH 30    QUARTER      MAY 29    DECEMBER 29,  SIX MONTHS
                                            TO         TO        ENDED         TO        2001 TO       ENDED
                                         JUNE 28,    MAY 28,    JUNE 29,     JUNE 28,    MAY  28,     JUNE 29,
                                           2002       2002        2001        2002        2002          2001
                                         --------   ---------   ---------   --------  ------------  ----------
Total segment earnings (loss)            $ 1,326    $(15,575)   $ 17,194    $ 1,326    $(18,390)     $  6,760
Unallocated amounts:
  Interest expense                        (4,618)     (9,285)    (18,529)    (4,618)    (25,712)      (38,080)
  Other, net                                (368)     (1,607)      1,347       (368)       (827)        1,513
                                         -------    --------    --------    -------    --------      --------

(Loss) income before income taxes,
     extraordinary item and cumulative
     effect of accounting change         $(3,660)   $(26,467)   $     12    $(3,660)   $(44,929)     $(29,807)
                                         =======    ========    ========    =======    ========      ========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                             (Dollars in Thousands)


NOTE 7. SUMMARIZED OPERATIONS OF SIGNIFICANT EQUITY INVESTEES

                                                                                                      DECEMBER 29,
                                                  MAY 29,    MARCH 30,    THREE MONTHS     MAY 29,        2001        SIX MONTHS
                                                TO JUNE 28,  TO MAY 28,  ENDED JUNE 29,  TO JUNE 28,   TO MAY 28,    ENDED JUNE 29,
                                                    2002        2002          2001          2002          2002           2001
                                                -----------  ----------  --------------  -----------  ------------   --------------
REVENUE                                          $  7,771    $ 15,495      $ 23,740      $  7,771      $ 35,671       $ 44,622

OPERATING INCOME                                    1,002       2,273         2,496         1,002         2,982          3,368

NET INCOME                                            512       1,184         1,348           512           235            827

NOTE 8. COMPREHENSIVE INCOME (LOSS)

                                                                                                        DECEMBER 29,
                                                     MAY 29,    MARCH 30,  THREE MONTHS     MAY 29,        2001       SIX MONTHS
                                                   TO JUNE 29, TO MAY 28, ENDED JUNE 29,  TO JUNE 29,   TO MAY 28,   ENDED JUNE 29,
                                                      2002       2002         2001           2002          2002         2001
                                                   ----------- ---------- --------------  -----------  ------------ -------------
NET (LOSS) INCOME                                   ($ 3,696)  ($26,541)    $  1,738      ($ 3,696)     ($44,010)     ($28,674)

NET GAIN (LOSS) ON FUEL SWAPS DESIGNATED AS
     CASH FLOW HEDGING INSTRUMENTS                        49         --         (174)           49           174          (691)

NET (LOSS) GAIN ON INTEREST RATE SWAPS DESIGNATED
     AS CASH FLOW HEDGING INSTRUMENTS                   (266)        --           91          (266)          228          (317)


FOREIGN CURRENCY TRANSLATION GAIN (LOSS)                 314         --          (87)          314          (219)         (152)
                                                    --------   --------     --------      --------      --------      --------
     TOTAL COMPREHENSIVE (LOSS) INCOME              ($ 3,599)  ($26,541)    $  1,568      ($ 3,599)     ($43,827)     ($29,834)
                                                    ========   ========     ========      ========      ========      ========

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


NOTE 9.  CONTINGENCIES

A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position and cash flows.

NOTE 10.  CHANGES IN ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on ACL's financial position or results of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on ACL's financial statements during the six month period ended June 28, 2002.

                          AMERICAN COMMERCIAL LINES LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 11. GUARANTOR FINANCIAL STATEMENTS

The $596,812 of debt issued by ACL and the Revolving Credit Facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL Holdings and its wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the issuance of the senior notes), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of June 28, 2002 and December 28, 2001 and for the periods May 29, 2002 through June 28, 2002, March 30, 2002 through May 28, 2002 and December 29, 2001 through May 28, 2002 and for the quarter and six months ended June 29, 2001.

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Operations for the
                       Period May 29 through June 28, 2002
                             (Dollars in Thousands)

                                           GUARANTOR         OTHER                         COMBINED
                                          SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTALS
                                          ------------    ------------   ------------      --------
OPERATING REVENUE                           $ 50,684        $5,310         $     --        $ 55,994

OPERATING EXPENSE
     Materials, Supplies and Other            21,768         1,826               --          23,594
     Rent                                      4,242           133               --           4,375
     Labor and Fringe Benefits                11,609           372               --          11,981
     Fuel                                      6,832            76               --           6,908
     Depreciation and Amortization             5,047           584               --           5,631
     Gain on Property Dispositions, Net          (95)           --               --             (95)
     Taxes, Other Than Income Taxes            2,273             1               --           2,274
                                            --------        ------         --------        --------
                                              51,676         2,992               --          54,668
                                            --------        ------         --------        --------

OPERATING (LOSS) INCOME                         (992)        2,318               --           1,326

OTHER EXPENSE (INCOME)
     Interest Expense                          4,459           159               --           4,618
     Interest Expense, Affiliate - Net            --           583             (583)             --
     Other, Net                                 (760)          545              583             368
                                            --------        ------         --------        --------
                                               3,699         1,287               --           4,986
                                            --------        ------         --------        --------

(LOSS) INCOME BEFORE INCOME TAXES             (4,691)        1,031               --          (3,660)

INCOME TAXES                                      19            17               --              36
                                            --------        ------         --------        --------

NET (LOSS) EARNINGS                         $ (4,710)       $1,014         $     --        $ (3,696)
                                            ========        ======         ========        ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Operations for the
                      Period March 30 through May 28, 2002
                             (Dollars in Thousands)


                                           GUARANTOR       OTHER                      COMBINED
                                          SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTALS
                                          ------------  ------------  ------------    ---------
OPERATING REVENUE                          $ 107,616      $ 6,321       $      --     $ 113,937

OPERATING EXPENSE
     Materials, Supplies and Other            54,595        4,872              --        59,467
     Restructuring Cost                       10,072           --              --        10,072
     Rent                                      9,199          232              --         9,431
     Labor and Fringe Benefits                23,926          742              --        24,668
     Fuel                                     13,035           76              --        13,111
     Depreciation and Amortization             7,763          998              --         8,761
     Gain on Property Dispositions, Net         (450)          --              --          (450)
     Taxes, Other Than Income Taxes            4,450            2              --         4,452
                                           ---------      -------       ---------     ---------
                                             122,590        6,922              --       129,512
                                           ---------      -------       ---------     ---------

OPERATING LOSS                               (14,974)        (601)             --       (15,575)

OTHER EXPENSE (INCOME)
     Interest Expense                         10,611           21              --        10,632
     Interest Expense, Affiliate - Net            --        1,108          (1,108)           --
     Other, Net                                 (660)        (188)          1,108           260
                                           ---------      -------       ---------     ---------
                                               9,951          941              --        10,892
                                           ---------      -------       ---------     ---------

LOSS BEFORE INCOME TAXES                     (24,925)      (1,542)             --       (26,467)

INCOME TAXES                                      44           30              --            74
                                           ---------      -------       ---------     ---------

NET LOSS                                   $ (24,969)     $(1,572)      $      --     $ (26,541)
                                           =========      =======       =========     =========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Operations for the
                  Period December 29, 2001 through May 28, 2002
                             (Dollars in Thousands)

                                             GUARANTOR        OTHER                          COMBINED
                                            SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTALS
                                            ------------   ------------    ------------     ----------
OPERATING REVENUE                            $ 273,063       $ 11,742       $      --       $ 284,805

OPERATING EXPENSE
     Materials, Supplies and Other             128,363          9,729              --         138,092
     Restructuring Cost                         13,493             --              --          13,493
     Rent                                       22,527            594              --          23,121
     Labor and Fringe Benefits                  64,172          1,588              --          65,760
     Fuel                                       30,316            118              --          30,434
     Depreciation and Amortization              19,413          2,411              --          21,824
     Gain on Property Dispositions, Net           (452)            (3)             --            (455)
     Taxes, Other Than Income Taxes             10,902             24              --          10,926
                                             ---------       --------       ---------       ---------
                                               288,734         14,461              --         303,195
                                             ---------       --------       ---------       ---------

OPERATING LOSS                                 (15,671)        (2,719)             --         (18,390)

OTHER EXPENSE (INCOME)
     Interest Expense                           25,691             21              --          25,712
     Interest Expense, Affiliate - Net              --          2,801          (2,801)             --
     Other, Net                                 (1,473)          (501)          2,801             827
                                             ---------       --------       ---------       ---------
                                                24,218          2,321              --          26,539
                                             ---------       --------       ---------       ---------

LOSS BEFORE INCOME TAXES                       (39,889)        (5,040)             --         (44,929)

INCOME TAXES (BENEFIT)                            (976)            57              --            (919)
                                             ---------       --------       ---------       ---------

NET LOSS                                     $ (38,913)      $ (5,097)      $      --       $ (44,010)
                                             =========       ========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

Condensed Combining Statement of Operations for the Quarter Ended June 29, 2001
                             (Dollars in Thousands)



                                               GUARANTOR        OTHER                        COMBINED
                                              SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS       TOTALS
                                              ------------   ------------  ------------      ---------
OPERATING REVENUE                              $ 184,011       $ 8,873       $      --       $ 192,884

OPERATING EXPENSE
     Materials, Supplies and Other                81,407         4,975              --          86,382
     Rent                                         13,827           431              --          14,258
     Labor and Fringe Benefits                    40,132         1,006              --          41,138
     Fuel                                         23,794           136              --          23,930
     Depreciation and Amortization                12,875         1,301              --          14,176
     Gain on Property Dispositions, Net          (11,033)           --              --         (11,033)
     Taxes, Other Than Income Taxes                6,836             3              --           6,839
                                               ---------       -------       ---------       ---------
                                                 167,838         7,852              --         175,690
                                               ---------       -------       ---------       ---------

OPERATING INCOME                                  16,173         1,021              --          17,194

OTHER EXPENSE (INCOME)
     Interest Expense                             18,529            --              --          18,529
     Interest Expense, Affiliate - Net                --         1,611          (1,611)             --
     Other, Net                                   (2,366)         (592)          1,611          (1,347)
                                               ---------       -------       ---------       ---------
                                                  16,163         1,019              --          17,182
                                               ---------       -------       ---------       ---------
EARNINGS BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                               10             2              --              12

INCOME TAXES (BENEFIT)                               185           (26)             --             159
                                               ---------       -------       ---------       ---------

(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM           (175)           28              --            (147)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                        1,885            --              --           1,885
                                               ---------       -------       ---------       ---------

NET EARNINGS                                   $   1,710       $    28       $      --       $   1,738
                                               =========       =======       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Operations for the
                         Six Months Ended June 29, 2001
                             (Dollars in Thousands)


                                                 GUARANTOR        OTHER                          COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS        TOTALS
                                                ------------   ------------   ------------      ----------
OPERATING REVENUE                                $ 351,137       $ 14,845       $      --       $ 365,982

OPERATING EXPENSE
     Materials, Supplies and Other                 161,278          9,727              --         171,005
     Rent                                           27,724            792              --          28,516
     Labor and Fringe Benefits                      79,491          1,832              --          81,323
     Fuel                                           47,627             64              --          47,691
     Depreciation and Amortization                  25,794          2,572              --          28,366
     Gain on Property Dispositions, Net            (11,074)            --              --         (11,074)
     Taxes, Other Than Income Taxes                 13,389              6              --          13,395
                                                 ---------       --------       ---------       ---------
                                                   344,229         14,993              --         359,222
                                                 ---------       --------       ---------       ---------

OPERATING INCOME (LOSS)                              6,908           (148)             --           6,760

OTHER EXPENSE (INCOME)
     Interest Expense                               38,080             --              --          38,080
     Interest Expense, Affiliate - Net                  --          3,165          (3,165)             --
     Other, Net                                     (3,730)        (2,134)          3,165          (1,513)
                                                 ---------       --------       ---------       ---------
                                                    34,350          1,031              --          36,567
                                                 ---------       --------       ---------       ---------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY
      ITEM AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                             (27,442)        (2,365)             --         (29,807)

INCOME TAXES                                           211             51              --             262
                                                 ---------       --------       ---------       ---------

LOSS BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE        (27,653)        (2,416)             --         (30,069)

EXTRAORDINARY ITEM - GAIN ON EARLY
     EXTINGUISHMENT OF DEBT                          1,885             --              --           1,885

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                (490)            --              --            (490)
                                                 ---------       --------       ---------       ---------

NET LOSS                                         $ (26,258)      $ (2,416)      $      --       $ (28,674)
                                                 =========       ========       =========       =========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Cash Flows for the
                      Period May 29 through June 28, 2002
                             (Dollars in Thousands)

                                                                        GUARANTOR        OTHER                       COMBINED
                                                                       SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    TOTALS
                                                                       ------------   ------------    ------------   --------
OPERATING ACTIVITIES
     Net (Loss) Income                                                   $ (4,270)      $   574         $    --      $ (3,696)
     Adjustments to Reconcile Net Loss to Net Cash
        Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                    5,046           585              --         5,631
           Interest Accretion and Discount Amortization                       484            10              --           494
           Gain on Property Dispositions                                      (95)           --              --           (95)
           Other Operating Activities                                      (1,161)        1,326              --           165
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                          (2,228)       (4,318)             --        (6,546)
              Materials and Supplies                                       (4,445)          193              --        (4,252)
              Accrued Interest                                              4,287          (629)             --         3,658
              Other Current Assets                                          4,421           727              --         5,148
              Other Current Liabilities                                    (2,601)        1,419              --        (1,182)
                                                                         --------       -------         -------      --------
              Net Cash Provided by (Used in) Operating Activities            (562)         (113)             --          (675)

INVESTING ACTIVITIES
     Property Additions                                                      (738)          (33)             --          (771)
     Proceeds from Property Dispositions                                      403            --              --           403
     Net Change in Restricted Cash                                             --           687              --           687
     Other Investing Activities                                              (310)           32              --          (278)
                                                                         --------       -------         -------      --------
              Net Cash (Used in) Provided by Investing Activities            (645)          686              --            41

FINANCING ACTIVITIES
     Long-Term Debt Repaid                                                     --        (1,197)             --        (1,197)
     Bank Overdrafts                                                       (2,900)           --              --        (2,900)
                                                                         --------       -------         -------      --------
              Net Cash Used in Financing Activities                        (2,900)       (1,197)             --        (4,097)

Net Decrease in Cash and Cash Equivalents                                  (4,107)         (624)             --        (4,731)
Cash and Cash Equivalents at Beginning of Period                           18,727         2,158              --        20,885
                                                                         --------       -------         -------      --------
              Cash and Cash Equivalents at End of Period                 $ 14,620       $ 1,534         $    --      $ 16,154
                                                                         ========       =======         =======      ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

               Condensed Combining Statement of Cash Flows for the
                  Period December 29, 2001 through May 28, 2002
                             (Dollars in Thousands)

                                                                        GUARANTOR          OTHER                           COMBINED
                                                                       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTALS
                                                                       ------------     ------------    ------------       --------
OPERATING ACTIVITIES
     Net Loss                                                            $(38,922)       $(5,088)        $     --         $(44,010)
     Adjustments to Reconcile Net Loss to Net Cash
        Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                   19,404           2,420               --           21,824
           Interest Accretion and Discount Amortization                     1,255             (10)              --            1,245
           Gain on Property Dispositions                                     (452)             (3)              --             (455)
           Other Operating Activities                                      (4,640)           (782)              --           (5,422)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                         (18,565)          2,958           12,367           (3,240)
              Materials and Supplies                                       (5,139)            (21)              --           (5,160)
              Accrued Interest                                             10,331               1               --           10,332
              Other Current Assets                                         (4,427)          1,278               --           (3,149)
              Other Current Liabilities                                    20,029             695          (12,367)           8,357
                                                                         --------         -------         --------         --------
              Net Cash (Used in) Provided by Operating Activities         (21,126)          1,448               --          (19,678)

INVESTING ACTIVITIES
     Property Additions                                                    (5,554)            (51)              --           (5,605)
     Proceeds from Property Dispositions                                      985               3               --              988
     Other Investing Activities                                            (2,276)              5             (588)          (2,859)
                                                                         --------         -------         --------         --------
              Net Cash Used in Investing Activities                        (6,845)            (43)            (588)          (7,476)

FINANCING ACTIVITIES
     Danielson Holding Corporation Investment                              25,000              --               --           25,000
     Cash Dividends Paid                                                       --            (588)             588               --
     Long-Term Debt Repaid                                                (25,190)             --               --          (25,190)
     Bank Overdrafts                                                        1,149              --               --            1,149
     Other Financing                                                         (173)             --               --             (173)
                                                                         --------         -------         --------         --------
              Net Cash Provided by (Used in) Financing Activities             786            (588)             588              786

Net (Decrease) Increase in Cash and Cash Equivalents                      (27,185)            817               --          (26,368)
Cash and Cash Equivalents at Beginning of Period                           45,912           1,341               --           47,253
                                                                         --------         -------         --------         --------
              Cash and Cash Equivalents at End of Period                 $ 18,727         $ 2,158         $     --         $ 20,885
                                                                         ========         =======         ========         ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                  (Unaudited)
               Condensed Combining Statement of Cash Flows for the
                         Six Months Ended June 29, 2001
                             (Dollars in Thousands)



                                                                        GUARANTOR          OTHER                           COMBINED
                                                                       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTALS
                                                                       ------------     ------------    ------------       ---------
OPERATING ACTIVITIES
     Net Loss                                                            $(26,258)        $ (2,416)        $    --         $(28,674)
     Adjustments to Reconcile Net Loss
        to Net Cash Provided by (Used in) Operating Activities:
           Depreciation and Amortization                                   25,794            2,572              --           28,366
           Interest Accretion and Discount Amortization                     1,989               --              --            1,989
           Gain on Property Dispositions                                  (11,074)              --              --          (11,074)
           Other Operating Activities                                      (1,743)          (2,081)             --           (3,824)
           Changes in Operating Assets and Liabilities:
              Accounts Receivable                                             555          (12,936)             --          (12,381)
              Materials and Supplies                                       (1,968)            (426)             --           (2,394)
              Accrued Interest                                                385               --              --              385
              Other Current Assets                                         (9,342)           3,765              --           (5,577)
              Other Current Liabilities                                    22,010            6,012              --           28,022
                                                                         --------         --------         -------         --------
              Net Cash Provided by (Used in) Operating Activities             348           (5,510)             --           (5,162)

INVESTING ACTIVITIES
     Property Additions                                                    (7,279)          (1,729)             --           (9,008)
     Proceeds from Property Dispositions                                   16,683               --              --           16,683
     Proceeds from Sale of Terminals                                        8,241               --              --            8,241
     Other Investing Activities                                            (7,062)           7,056            (954)            (960)
                                                                         --------         --------         -------         --------
              Net Cash Provided by Investing Activities                    10,583            5,327            (954)          14,956

FINANCING ACTIVITIES
     Short-Term Borrowings                                                  8,250               --              --            8,250
     Long-Term Debt Repaid                                                (34,007)              --              --          (34,007)
     Cash Dividends Paid                                                       --           (1,000)          1,000               --
     Bank Overdrafts                                                       (9,656)              --              --           (9,656)
     Debt Costs                                                            (3,462)              --              --           (3,462)
     Other Financing                                                          103               46             (46)             103
                                                                         --------         --------         -------         --------
              Net Cash Used in Financing Activities                       (38,772)            (954)            954          (38,772)

Net Decrease in Cash and Cash Equivalents                                 (27,841)          (1,137)             --          (28,978)
Cash and Cash Equivalents at Beginning of Period                           57,289            2,279              --           59,568
                                                                         --------         --------         -------         --------
              Cash and Cash Equivalents at End of Period                 $ 29,448         $  1,142         $    --         $ 30,590
                                                                         ========         ========         =======         ========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

      Condensed Combining Statement of Financial Position at June 28, 2002
                             (Dollars in Thousands)

                                                      GUARANTOR           OTHER                             COMBINED
                                                     SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTALS
                                                     ------------      ------------      ------------       ---------
                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                          $  14,620         $   1,534         $      --         $  16,154
   Cash, Restricted                                          --             5,877                --             5,877
   Accounts Receivable, Net                              31,623            32,846           (12,367)           52,102
   Materials and Supplies                                39,764               983                --            40,747
   Other Current Assets                                  37,281            (8,265)           (2,075)           26,941
                                                      ---------         ---------         ---------         ---------
      Total Current Assets                              123,288            32,975           (14,442)          141,821

PROPERTIES - NET                                        538,139            86,290                --           624,429
PENSION ASSETS                                           21,511                --                --            21,511
OTHER ASSETS                                            120,527            54,312           (98,861)           75,978
                                                      ---------         ---------         ---------         ---------
        Total Assets                                  $ 803,465         $ 173,577         $(113,303)        $ 863,739
                                                      =========         =========         =========         =========

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                   $  36,349         $   1,026         $      --         $  37,375
   Accrued Payroll and Fringe Benefits                   12,693                --                --            12,693
   Deferred Revenue                                      15,907             2,075            (2,075)           15,907
   Accrued Claims and Insurance Premiums                 26,926                --                --            26,926
   Accrued Interest                                       5,712               156                --             5,868
   Short-term Debt                                       34,000                --                --            34,000
   Current Portion of Long-Term Debt                     24,604             2,887                --            27,491
   Other Current Liabilities                             33,343            14,905           (12,367)           35,881
                                                      ---------         ---------         ---------         ---------
      Total Current Liabilities                         189,534            21,049           (14,442)          196,141

LONG-TERM NOTE PAYABLE TO AFFILIATE                          --            92,569           (92,569)               --
LONG-TERM DEBT                                          512,278            38,250                --           550,528
OTHER LONG-TERM LIABILITIES                              26,988             9,578              (969)           35,597
                                                      ---------         ---------         ---------         ---------
      Total Liabilities                                 728,800           161,446          (107,980)          782,266
                                                      ---------         ---------         ---------         ---------

                                 MEMBER'S EQUITY

Member's Interest                                        78,217             6,808                --            85,025
Other Capital                                             1,695            57,374           (57,374)            1,695
Unearned Compensation                                    (1,648)               --                --            (1,648)
Retained Deficit                                         (3,696)          (52,051)           52,051            (3,696)
Accumulated Other Comprehensive Income                       97                --                --                97
                                                      ---------         ---------         ---------         ---------
      Total Member's Equity                              74,665            12,131            (5,323)           81,473
                                                      ---------         ---------         ---------         ---------
      Total Liabilities and Member's Equity           $ 803,465         $ 173,577         $(113,303)        $ 863,739
                                                      =========         =========         =========         =========

                          AMERICAN COMMERCIAL LINES LLC
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                   (Unaudited)

    Condensed Combining Statement of Financial Position at December 28, 2001
                             (Dollars in Thousands)


                                                             GUARANTOR          OTHER                              COMBINED
                                                            SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS        TOTALS
                                                            ------------      ------------      ------------       ---------
                                     ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents                                 $  45,912         $   1,341         $      --         $  47,253
   Accounts Receivable, Net                                     25,612            43,154           (13,981)           54,785
   Materials and Supplies                                       30,180             1,155                --            31,335
   Other Current Assets                                         41,069           (11,436)               --            29,633
                                                             ---------         ---------         ---------         ---------
      Total Current Assets                                     142,773            34,214           (13,981)          163,006

PROPERTIES - NET                                               422,877            41,256                --           464,133
PENSION ASSETS                                                  26,067                --                --            26,067
OTHER ASSETS                                                   153,227            52,702          (101,199)          104,730
                                                             ---------         ---------         ---------         ---------
        Total Assets                                         $ 744,944         $ 128,172         $(115,180)        $ 757,936
                                                             =========         =========         =========         =========

                                   LIABILITIES
CURRENT LIABILITIES
   Accounts Payable                                          $  28,094         $   1,643         $      --         $  29,737
   Accrued Payroll and Fringe Benefits                          17,206                --                --            17,206
   Deferred Revenue                                             11,890                --                --            11,890
   Accrued Claims and Insurance Premiums                        24,200                --                --            24,200
   Accrued Interest                                             18,659                --                --            18,659
   Short-term Debt                                              84,000                --                --            84,000
   Current Portion of Long-Term Debt                           608,519                --                --           608,519
   Other Current Liabilities                                    40,249            24,201           (13,981)           50,469
                                                             ---------         ---------         ---------         ---------
      Total Current Liabilities                                832,817            25,844           (13,981)          844,680

LONG-TERM NOTE PAYABLE TO AFFILIATE                                 --            86,700           (86,700)               --
PENSION LIABILITY                                               18,907                --                --            18,907
OTHER LONG-TERM LIABILITIES                                     36,163             6,205                --            42,368
                                                             ---------         ---------         ---------         ---------
      Total Liabilities                                        887,887           118,749          (100,681)          905,955
                                                             ---------         ---------         ---------         ---------

                            MEMBER'S (DEFICIT) EQUITY

Member's Interest                                              220,074                --                --           220,074
Other Capital                                                  166,580            57,374           (57,374)          166,580
Retained Deficit                                              (527,740)          (47,951)           42,875          (532,816)
Accumulated Other Comprehensive Loss                            (1,857)               --                --            (1,857)
                                                             ---------         ---------         ---------         ---------
      Total Member's (Deficit) Equity                         (142,943)            9,423           (14,499)         (148,019)
                                                             ---------         ---------         ---------         ---------
      Total Liabilities and Member's (Deficit) Equity        $ 744,944         $ 128,172         $(115,180)        $ 757,936
                                                             =========         =========         =========         =========

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING AND CAUTIONARY STATEMENTS

      This Quarterly Report contains certain forward-looking statements about the financial position and results of operations of American Commercial Lines LLC ("ACL"). These statements include words such as believe, expect, anticipate, intend, estimate or other similar words. Any statements that express or involve discussions as to expectations, beliefs or plans are not historical facts and involve known and unknown risks, uncertainties and other important factors that may cause the actual results to materially differ from those considered by the forward-looking statements. Such important factors include:

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

      Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1. Business Risks Associated With Our Business and elsewhere in ACLs Annual Report on Form 10-K for the year ended December 28, 2001, as well as in our other filings with the Securities and Exchange Commission. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

OVERVIEW AND SIGNIFICANT EVENTS

      ACL is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge construction, terminal and vessel repair services to American Commercial Barge Line LLC ("ACBL") and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, American Commercial Lines International LLC, a wholly owned subsidiary of ACL ("ACL International"), has become the leading provider of barge transportation services on the Orinoco River in Venezuela and through UABL Limited, a venture in which ACL has a 50% ownership interest, on the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL International also provides transportation services on the Higuamo River in the Dominican Republic. ACL is a wholly owned subsidiary of its parent holding company, American Commercial Lines Holdings LLC ("ACL Holdings").

      Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and noteholders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization described below and the debt restructuring described in Note 3 in the accompanying financial statements.

      ACL's original secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly,
The Chase Manhattan Bank), as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June 2005 (the "Revolving Credit Facility"). ACL also had outstanding $295.0 million of unsecured 10.25% Senior Notes due June 2008 (the "Old Senior
Notes").

      On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("DHC") certain DHC subsidiaries (collectively with DHC, "Danielson") and on April 15, 2002 launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for a new series of 11.25% senior notes due January 1, 2008 (the "Senior Notes") and a new class of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the "PIK Notes").

      On April 11, 2002, ACL and certain lenders executed an amendment agreement under which the Senior Credit Facilities would be amended and restated upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

      Effective May 29, 2002, the Danielson Recapitalization was consummated with $58.5 million of the Old Senior Notes and interest thereon if any contributed by Danielson to ACL Holdings; $230 million, plus accrued interest, of the remaining $236.5 million in Old Senior Notes exchanged for new Senior Notes, and new PIK Notes and the Senior Credit Facilities amended. As part of the Danielson Recapitalization, DHC contributed $25.0 million in cash to ACL Holdings, which was immediately used to reduce the outstanding term loan debt under the Senior Credit Facilities. In addition, $50.0 million of the amount outstanding under the Revolving Credit Facility was converted into a new term loan (the "Tranche A Term Loan").

      As of May 29, 2002, after the $25.0 million reduction in outstanding term loans, and after the $50.0 million Revolving Credit conversion to a "Tranche A Term Loan," ACL's secured debt issued under the amended Senior Credit Facilities consisted of a $46.6 million Tranche A Term Loan due June 30, 2005, a $134.0 million Tranche B Term Loan due June 30, 2006, a $157.7 million Tranche C Term Loan due June 30, 2007 (collectively the "Term Loans") and the Revolving Credit Facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $50.0 million due June 30, 2005. The Term Loans bear interest at a rate equal to the London InterBank Offered Rates ("LIBOR" or "LIBO Rates") plus a margin based on ACL's performance. The annual interest rates as of June 28, 2002 were: Tranche A - 5.69%; Tranche B - 6.00%; and Tranche C - 6.25%. ACL also had outstanding principal of $137.1 million in new Senior Notes and $114.9 million in new PIK Notes. $6.5 million in principal of the Old Senior Notes remain outstanding. The Senior Notes and PIK Notes are unsecured.

      Also effective May 29, 2002, ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced with a receivables facility administered by Bank One, NA having substantially the same terms as the previous receivables facility.

      The collective bargaining agreement between Jeffboat LLC ("Jeffboat") and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89 expired on April 29, 2002. Despite Jeffboat's efforts, no agreement could be reached as to a new collective bargaining agreement and the union employees chose to strike, beginning on the morning of April 30, 2002. On July 3, 2002 the employees voted to accept a new contract and returned to work on July 9, 2002.

SEASONALITY

      ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year.

RESULTS OF OPERATIONS

      As a result of the acquisition of ACL by Danielson, ACL's assets and liabilities were adjusted to estimated fair value under push down purchase accounting. ACL's consolidated financial statements for the periods ended before May 29, 2002 were prepared using ACL's historical basis of accounting. Although a new basis of accounting began on May 29, 2002, management has summarized the results for the quarter and six months ended June 28, 2002 below by combining the periods before and after May 29, 2002 together as ACL believes presentation of these periods to be meaningful for comparison purposes. The impact on results of operations related to push down purchase accounting has not materially affected the comparability of the periods.

      QUARTER ENDED JUNE 28, 2002 COMPARED WITH QUARTER ENDED JUNE 29, 2001

      Operating Revenue. Operating revenue for the quarter ended June 28, 2002 decreased 11.9% to $169.9 million from $192.9 million for the quarter ended June 29, 2001. The decrease in revenue was primarily due to lower domestic barging freight rates and volume, lower manufacturing revenue due to a strike at Jeffboat, and the loss of revenue associated with the sale of substantially all of ACL's terminals in the second quarter of 2001, partially offset by higher revenue from ACL's international business units.

      Domestic barging revenue decreased $15.4 million to $140.0 million due to lower barging rates for grain freight and other commodities, lower other bulk freight volume, lower liquid freight volume and lower towing and demurrage revenue, partially offset by increased volume as a result of better operating conditions.

      International barging revenues increased $3.1 million to $11.9 million due to a new operation in Venezuela to move bauxite tonnage during the low water navigation season, the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela and revenue from ACL's Dominican Republic unit, which began operation in the third quarter of 2001.

      Revenue at Jeffboat decreased $9.8 million to $15.7 million primarily due to lower volume of hopper and tank barge production as a result of the strike.

      Operating Expense. Operating expense for the quarter ended June 28, 2002 increased 4.8% to $184.2 million from $175.7 million in the first quarter of 2001.

      Domestic barging expense increased $12.3 million to $155.2 million due to lower gains on property dispositions, higher consulting and legal fees of which $10.1 million were associated with the Danielson Recapitalization and higher equipment repair expense partially offset by lower barge freight volume, reduced fuel prices and better operating conditions. Fuel price before the effect of user tax and hedging was 69 cents per gallon in the second quarter of 2002 on a volume of 27.4 million gallons, compared to 84 cents per gallon in the second quarter of 2001. Barge freight contract adjustment clauses for changes in fuel price currently protect approximately 50% of ACL's fuel price risk exposure.

      International barging expenses increased $3.4 million to $10.8 million primarily due to a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the cost of logistics services provided to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela.

      Jeffboat's expenses decreased $6.0 million to $16.9 million due to lower volume of hopper and tank barge barge construction as a result of the strike, partially offset by declines in productivity also attributable to the strike.

      Interest Expense. Interest expense for the second quarter of 2002 decreased to $15.3 million from $18.5 million for the same period in 2001. The decrease was due to lower LIBOR rates, which are the basis for certain interest rate adjustments under ACL's Senior Credit Facilities, lower outstanding balances on the Term Loans, and lower balances of other debt. The decrease was partially offset by a higher outstanding balance on the Revolving Credit Facility.

      Income Taxes. Income tax expense for the second quarter of 2002 was $0.1 million compared to $0.1 million in the second quarter of 2001. ACL passes its U.S. federal and most of its state taxable income to ACL Holdings, whose equity holders are responsible for those income taxes.

      Extraordinary Item-Gain on Early Extinguishment of Debt. There was no extraordinary item for the second quarter of 2002 compared to a gain of $1.9 million in the second quarter of 2001. The gain for the first six months of 2001 is a result of ACL's purchase in the open market of $5.0 million par value of Old Senior Notes at a discount.

      SIX MONTHS ENDED JUNE 28, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 29,
2001

      Operating Revenue. Operating revenue for the six months ended June 28, 2002 decreased 6.9% to $340.8 million from $366.0 million for the six months ended June 29, 2001. The revenue decrease was primarily due to lower domestic barging freight rates and volumes, the strike at Jeffboat and the loss of revenue associated with the sale of terminals in 2001, partially offset by increased revenue from ACL's international business units.

      Domestic barging revenue decreased $15.6 million to $280.1 million due to lower barging rates for grain freight and other commodities, lower liquid freight volume, lower towing revenue and lower other bulk freight volume, partially offset by increased volume as a result of better operating conditions.

      International barging revenue increased $2.5 million to $17.3 million due to a new operation in Venezuela to move bauxite tonnage during the low water navigation season, revenue from ACL's Dominican Republic unit which began operation in the third quarter of 2001, and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela.

      Revenue at Jeffboat decreased $9.9 million to $39.0 million primarily due to lower volume of hopper and tank barge production as a result of the strike.

      Operating Expense. Operating expense for the six months ended June 28, 2002 decreased 0.4% to $357.9 million from $359.2 million in the first six months of 2001.

      Domestic barging expense increased $4.4 million to $298.0 million due to higher consulting and legal fees of which $13.5 million were associated with the Danielson Recapitalization, lower gains on property dispositions and higher equipment repair expense, partially offset by reduced fuel prices, better operating conditions, lower barge freight volume and lower boat depreciation expense due to a change in the estimated useful life of towboats. Fuel price before the effect of user tax and hedging was 66 cents per gallon in the first six months of 2002 on a volume of 53.5 million gallons, compared to 86 cents per gallon in the first six months of 2001.

      International barging expenses increased $4.0 million to $18.7 million primarily due to additional expenses associated with operations during low water periods in Venezuela, certain logistics services provided to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela, and an increase in fees for start up activities and expenses from ACL's Dominican Republic unit, which began operation in the third quarter of 2001.

      Jeffboat's expenses decreased $6.8 million to $38.6 million due to lower volume of hopper and tank barge construction as a result of the strike in the second quarter and due to a lower volume of hopper barge construction during the first quarter of 2002 compared to the first quarter of 2001.

      Interest Expense. Interest expense for the first six months of 2002 decreased to $30.3 million from $38.1 million for the same period in 2001. The decrease was due to lower LIBO rates, which are the basis for certain interest rate adjustments under ACL's Senior Credit Facilities, lower outstanding balances on the Term Loans, and lower balances of other debt. The decrease was partially offset by a higher outstanding balance on the Revolving Credit Facility.

      Income Taxes. Income tax for the six months was a benefit of $0.9 million compared to expense of $0.3 million in the first six months of last year. The benefit was due to the reversal of foreign tax expense that was previously accrued in relation to a tax matter in South America. ACL passes its U.S. federal and most of its state taxable income to ACL Holdings, whose equity holders are responsible for those income taxes.

      Extraordinary Item-Gain on Early Extinguishment of Debt. There was no gain on early extinguishment of debt for the first six months of 2002 compared to a gain of $1.9 million for the same period in 2001. The gain for the first six months of 2001 is a result of ACL's purchase in the open market of $5.0 million par value of Old Senior Notes at a discount.

      Cumulative Effect of Accounting Change. There was no cumulative effect of accounting change for the first six months of 2002 compared to a loss of $0.5 million for the first six months of 2001 due to a loss on the fair value of an interest rate cap as a result of ACL's adoption of FASB Statement No. 133 as of December 30, 2000.

OUTLOOK

      Management expects lower freight tariff rates and volumes in the third quarter of 2002 compared to the third quarter of 2001 due to continued weakness in the general economy. Management also expects the average price of fuel consumed by ACBL vessels to remain consistent with current market prices resulting in a price per gallon in the third quarter of 2002 of approximately 72 cents, 9 cents lower than the price in the third quarter of 2001. Management expects that ACBL's vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses which currently provide protection for approximately 50% of gallons consumed. Contract adjustments are deferred one quarter.

LIQUIDITY AND CAPITAL RESOURCES.

      Significant changes in ACL's credit facilities are discussed above in "Overview and Significant Events." As of June 28, 2002, ACL had outstanding indebtedness of $630.8 million, including $338.3 million drawn under the Term Loans, $34.0 million drawn under the Revolving Credit Facility, $137.1 million aggregate principal amount of Senior Notes, $114.9 million of PIK Notes and $6.5 million in Old Senior Notes. As a result of DHC's purchase of 50% of the voting interests in Vessel Leasing LLC ("Vessel Leasing"), an entity in which ACL owns the remaining 50% of the voting interests, ACL now consolidates Vessel Leasing's debt. ACL's investment in Vessel Leasing was previously accounted for under the equity method. Long-term debt, therefore, also includes $41.1 million in bonds guaranteed by the U.S. Maritime Administration that are obligations of Vessel Leasing. Since ACL is applying push down accounting effective with Danielson's acquisition of ACL, ACL's debt was adjusted to fair value at the acquisition date. The total amount of the unamortized discount is $59.9 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of June 28, 2002, the carrying value of the new Senior Notes is $127.9 million, the carrying value of the PIK Notes is $65.8 million and the carrying value of the Old Senior Notes is $4.9 million.

      ACL also had $1.8 million in outstanding capital lease obligations which are included in other current and long-term liabilities and had securitized $39.4 million of the trade receivables of two subsidiaries as of the end of the quarter.

      The Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indentures also contain certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business. ACL is currently addressing whether the consolidation of Vessel Leasing has an effect on the debt covenant calculations. While ACL management believes it should have no effect, ACL plans to obtain a waiver or amendment to its Senior Credit Facilities. Although ACL believes it is currently in compliance with its debt covenants, it is a reasonable possibility that ACL will not be able to comply with covenant requirements in the future irrespective of the favorable resolution of the Vessel Leasing issue. Management is working on operating and financial plans to comply with its debt covenants, including a possible sale-leaseback transaction and other financial transactions. Failure to meet these covenants could have a material adverse effect on ACL since it is highly leveraged.

      The amended and restated Senior Credit Facilities also contain mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the Senior Credit Facilities.

      ACL's primary sources of liquidity are cash flows from operating activities and its Senior Credit Facilities. ACL's cash balance was $16.2 million as of June 28, 2002. There is no amount of liquidity currently available under the revolving credit facility. Cash used by operating activities totaled $20.4 million for the first six months of 2002 compared to cash used by operating activities of $5.2 million for the first six months of 2001. The increase in cash used was primarily due to reduced operating earnings (principally due to the costs incurred for consulting and legal fees associated with the Danielson Recapitalization and the adverse effects of the Jeffboat strike on operations), a difference in the timing of cash disbursements related to trade payables and increases in inventory balances as a result of the Jeffboat strike, partially offset by a reduction in interest payments due to the timing of the maturities of the floating rate debt under the Senior Credit Facilities.

      Capital expenditures are expected to be $25.3 million for 2002, with most expenditures being for marine equipment maintenance. As of June 28, 2002, a total of $6.4 million had been spent. ACL will continue to lease new construction equipment from Vessel Leasing and third parties.

      ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions and to worldwide weather conditions, particularly those affecting North and South America, given the nature of ACL's business. ACL's ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL's control. Management believes that its cash and cash generated from operations will be sufficient to fund its cash requirements, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments. Management is evaluating alternatives for reducing outstanding indebtedness under the Senior Credit Facilities, including the sale and lease-back of property, plant and equipment. ACL will, from time to time, borrow under the Revolving Credit Facility.

CHANGES IN ACCOUNTING STANDARDS

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets (SFAS 142), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on ACL's financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter of 2002. The provisions of SFAS 144 did not have an impact on ACL's financial statements during the six month period ended June 28, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. There have been no material changes to ACL's exposure to market risks discussed in Item 7A of ACL's 2001 Annual Report on Form 10-K for the year ended December 28, 2001.

FUEL PRICE RISK

      At June 28, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $.63 million and a fair value of approximately $.02 million loss, which has been recorded in other current liabilities with the offset to other comprehensive income and an additional fair value gain of $.056 million which has been recorded as receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. The $.02 million loss will be recognized in earnings in July 2002. Under these agreements, ACL will pay fixed prices ranging from $0.61 to $0.86 per gallon. There were 1.0 million gallons remaining on the contracts at June 28, 2002. The agreements terminate October 31, 2002. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $.056 million but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

INTEREST RATE RISKS

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202.0 million and a fair value of $.001 million as of June 28, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value is recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statement of operations.

      For the quarters ended June 28, 2002 and June 29, 2001, the entire change in fair value resulted in losses of $.014 million and $.036 million, respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

      ACL also records changes to other assets in the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC, an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $.067 million for its share of these swaps in the quarter ended June 28, 2002.

                                     PART II

                                OTHER INFORMATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

On December 31, 2001, ACL elected not to pay the interest due in the amount of $15.1 million on its Old Senior Notes (the "Bond Interest Payment") due to ongoing negotiations with its lenders and noteholders regarding the restructuring of ACL's bank and bond debt. Following the thirty day grace period provided by the indenture (the "Indenture") governing the Old Senior Notes, ACL again did not make the Bond Interest Payment. This election not to make the Bond Interest Payment was an event of default under the Indenture, which, in turn, was an event of default under ACL's Senior Credit Facilities. On May 29, 2002, in connection with the Danielson Recapitalization, all of the aforementioned defaults were cured.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
  2.1             Recapitalization Agreement dated as of March 15, 2002 by and among American Commercial Lines Holdings LLC, American
                  Commercial Lines LLC, Danielson Holding Corporation, the
                  Preferred Unitholders (as defined therein) party thereto and the Management Unitholders (as defined therein) party thereto
                  (Incorporated herein by reference to Exhibit 10.23 filed with
                  American Commercial Lines LLC's Current Report on Form 8-K
                  dated March 15, 2002 and filed with the Securities and
                  Exchange Commission on March 27, 2002).

  2.2             First Amendment to Recapitalization Agreement dated as of May
                  29, 2002 by and among Danielson Holding Corporation, ACLH
                  Acquisition LLC, American Commercial Lines Holdings LLC,
                  American Commercial Lines LLC, the Preferred Unitholders (as defined therein) party thereto, the Management Unitholders (as defined therein) party thereto and the

                  Consenting Common Unitholders (as defined therein) party thereto (Incorporated herein by reference to Exhibit 10.23 filed with American Commercial Lines LLC's Current Report on
                  Form 8-K dated May 29, 2002 and filed with the Securities and Exchange Commission on June 10, 2002).

  +3.1            Amendment to Amended and Restated Limited Liability Company
                  Agreement of American Commercial Lines Holdings LLC dated as of May 29, 2002, by and among the parties signatory thereto.

  +3.2            Amended and Restated Limited Liability Company Agreement of
                  American Commercial Lines Holdings LLC dated as of May 29,
                  2002.

  +4.1 Supplemental Indenture dated as of May 29, 2002 by and among American Commercial Lines LLC, ACL Capital Corp. and The Bank of New York (as successor trustee to United States Trust
                  Company of New York) as Trustee.

  4.2             Indenture dated May 29, 2002 for 11 1/4 % Senior Notes due
                  2008 by and among American Commercial Lines LLC, ACL Capital
                  Corp., the Subsidiary Guarantors (defined therein) party thereto and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit T3C filed with Amendment No. 1 to American Commercial Lines LLC's Application for
                  Qualification of Indenture Under the Trust Indenture Act of
                  1939 on Form T-3, filed with the Securities and Exchange
                  Commission on May 29, 2002 (No. 022-28597)).

  4.3             Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior
                  Subordinated Notes due 2008 by and among American Commercial
                  Lines LLC, ACL Capital Corp., the Subsidiary Guarantors
                  (defined therein) party thereto and The Bank of New York, as Trustee (Incorporated herein by reference to Exhibit T3C filed with Amendment No. 1 to American Commercial Lines LLC's
                  Application for Qualification of Indenture Under the Trust
                  Indenture Act of 1939 on Form T-3, filed with the Securities and Exchange Commission on May 29, 2002 (No. 022-28598)).

  +10.1           Amendment Agreement dated as of April 11, 2002 among American
                  Commercial Lines LLC, American Commercial Lines Holdings LLC, the Lenders (as defined therein) party thereto and The
                  JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent.

  +10.2           Credit Agreement dated as of June 30, 1998, as Amended and
                  Restated as of April 11, 2002, among American Commercial Lines
                  LLC, American Commercial Lines Holdings LLC, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent.

  +10.3           Receivables Purchase Agreement between American Commercial
                  Lines Funding Corporation, as Seller, American Commercial
                  Barge Line LLC, as Servicer, Jupiter Securitization
                  Corporation, as a Purchaser, The Financial Institutions from time to time Party thereto, as Purchasers and Bank One, NA
                  (Main Office Chicago), as Agent, dated as of May 24, 2002.

  +10.4           Receivables Sales Agreement between American Commercial Barge
                  Line LLC, as an Originator, American Commercial Terminals LLC, as an Originator, and American Commercial Lines Funding
                  Corporation, as Buyer, dated as of May 24, 2002.

  +10.5           Management Agreement between American Commercial Lines LLC and
                  Michael C. Hagan dated May 29, 2002.

  +10.6           Management Agreement between American Commercial Lines LLC and
                  James J. Wolff dated May 29, 2002.

  +10.7           Amendment of the Special Retirement Plan of American
                  Commercial Lines LLC dated May 22, 2002.

  +10.8           Amendment of the Supplemental Savings Plan of Eligible
                  Executives of American Commercial Lines LLC dated May 22,
                  2002.

      +     Filed herewith.

REPORTS ON FORM 8-K

ACL filed Current Reports on Form 8-K on:

      - April 19, 2002 (Item 5--Other Events and Item 7--Financial Statements, Pro Forma Financial Information and Exhibits);

      - June 10, 2002; (Item 1--Changes in Control of Registrant and Item 7--Financial Statements, Pro Forma Financial Information and Exhibits); and

      - August 1, 2002 (Item 4--Change in Registrant's Certifying Accountant and Item 7--Financial Statements, Pro Forma Financial Information and Exhibits).

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN COMMERCIAL LINES LLC
                                        (Registrant)


Date: August 13, 2002                   By: /s/ JAMES J. WOLFF
                                        ----------------------------------------
                                        Name: James J. Wolff
                                        Title: Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Accounting Officer)