Form 10-Q
period 2002-09-27
AMERICAN COMMERCIAL LINES LLC
filed 2002-11-12
CIK 1068078

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2002

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
if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

As of October 31, 2002 the registrant had 100 membership interests outstanding.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
AMERICAN COMMERCIAL LINES LLC CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT)
AMERICAN COMMERCIAL LINES LLC NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II OTHER INFORMATION
Item 3. Defaults Upon Senior Securities
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS
AMENDMENT NO. 1 TO CREDIT AGREEMENT
AMENDMENT NO. 1 TO RECEIVABLES PURCHASE AGREEMENT
RELEASE AND WAIVER OF EMPLOYMENT

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarters Ended

	September 27,	September 28,
	2002	2001

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUE	$179,657	$207,341
OPERATING EXPENSE
Materials, Supplies and Other	78,495	87,667
Restructuring Cost	83	—
Rent	13,150	14,249
Labor and Fringe Benefits	42,597	41,807
Fuel	19,936	23,915
Depreciation and Amortization	15,866	14,107
Gain on Property Dispositions, Net	—	(5,032)
Taxes, Other Than Income Taxes	6,398	6,464

Total Operating Expenses	176,525	183,177

OPERATING INCOME	3,132	24,164
OTHER EXPENSE
Interest Expense	14,915	16,959
Other, Net	730	1,912

Total Other Expense	15,645	18,871

(LOSS) INCOME BEFORE INCOME TAXES	(12,513)	5,293
INCOME TAXES	129	89

NET (LOSS) INCOME	$(12,642)	$5,204

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

		December 29,
	May 29 to	2001	Nine Months Ended
	September 27,	to May 28,	September 28,
	2002	2002	2001

	(Unaudited)
	(Dollars in thousands)
OPERATING REVENUE	$235,651	$284,805	$573,323
OPERATING EXPENSE
Materials, Supplies and Other	101,994	138,092	258,672
Restructuring Cost	83	13,493	—
Rent	17,525	23,121	42,765
Labor and Fringe Benefits	54,578	65,760	123,130
Fuel	26,844	30,434	71,606
Depreciation and Amortization	21,497	21,824	42,473
Gain on Property Dispositions, Net	—	(455)	(16,106)
Taxes, Other Than Income Taxes	8,672	10,926	19,859

Total Operating Expenses	231,193	303,195	542,399

OPERATING INCOME (LOSS)	4,458	(18,390)	30,924
OTHER EXPENSE
Interest Expense	19,533	25,712	55,039
Other, Net	1,098	827	399

Total Other Expense	20,631	26,539	55,438

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,173)	(44,929)	(24,514)
INCOME TAXES (BENEFIT)	165	(919)	351

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(16,338)	(44,010)	(24,865)
EXTRAORDINARY ITEM — GAIN ON EARLY EXTINGUISHMENT OF DEBT	—	—	1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	—	—	(490)

NET LOSS	$(16,338)	$(44,010)	$(23,470)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	May 29 to	December 29,	Nine Months Ended
	September 27,	2001 to May 28,	September 28,
	2002	2002	2001

	(Unaudited)

	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(16,338)	$(44,010)	$(23,470)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and Amortization	21,497	21,824	42,473
Interest Accretion and Debt Issuance Cost Amortization	1,680	1,245	3,284
Gain on Property Dispositions	—	(455)	(16,106)
Other Operating Activities	1,157	(5,422)	(1,147)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,681)	(3,240)	(13,291)
Materials and Supplies	(5,621)	(5,160)	(3,840)
Accrued Interest	9,562	10,332	(7,471)
Other Current Assets	5,297	(3,149)	(4,214)
Other Current Liabilities	(3,795)	8,357	22,845

Net Cash Provided by (Used in) Operating Activities	6,758	(19,678)	(937)
INVESTING ACTIVITIES
Property Additions	(5,998)	(5,605)	(13,025)
Proceeds from Property Dispositions	643	988	22,911
Net Change in Restricted Cash	(104)	—	—
Proceeds from Sale of Terminals	—	—	8,241
Other Investing Activities	(1,749)	(2,859)	(7,933)

Net Cash (Used in) Provided by Investing Activities	(7,208)	(7,476)	10,194
FINANCING ACTIVITIES
Danielson Holding Corporation Investment	—	25,000	—
Short-Term Borrowings	5,000	—	8,250
Long-Term Debt Repaid	(8,040)	(25,190)	(40,709)
Bank Overdrafts	(1,442)	1,149	(6,672)
Debt Costs	—	—	(3,462)
Other Financing Activities	(928)	(173)	102

Net Cash (Used in) Provided by Financing Activities	(5,410)	786	(42,491)

Net Decrease in Cash and Cash Equivalents	(5,860)	(26,368)	(33,234)
Cash and Cash Equivalents at Beginning of Period	20,885	47,253	59,568

Cash and Cash Equivalents at End of Period	$15,025	$20,885	$26,334

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	September 27,	December 28,
	2002	2001

	(Unaudited)

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$15,025	$47,253
Cash, Restricted	6,668	—
Accounts Receivable, Net	49,946	54,785
Materials and Supplies	42,116	31,335
Other Current Assets	26,877	29,633

Total Current Assets	140,632	163,006
PROPERTIES — Net	599,672	464,133
PENSION ASSETS	21,407	26,067
OTHER ASSETS	77,164	104,730

Total Assets	$838,875	$757,936

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$29,501	$29,737
Accrued Payroll and Fringe Benefits	14,969	17,206
Deferred Revenue	13,618	11,890
Accrued Claims and Insurance Premiums	26,961	24,200
Accrued Interest	10,584	18,659
Short-Term Debt	39,000	84,000
Current Portion of Long-Term Debt	574,604	608,519
Other Current Liabilities	39,353	50,469

Total Current Liabilities	748,590	844,680
LONG-TERM DEBT	—	—
PENSION LIABILITY	—	18,907
OTHER LONG-TERM LIABILITIES	21,627	42,368

Total Liabilities	770,217	905,955

MEMBER’S EQUITY (DEFICIT)
Member’s Interest	85,025	220,074
Other Capital	1,695	166,580
Unearned Compensation	(1,507)	—
Retained Deficit	(16,338)	(532,816)
Accumulated Other Comprehensive Loss	(217)	(1,857)

Total Member’s Equity (Deficit)	68,658	(148,019)

Total Liabilities and Member’s Equity (Deficit)	$838,875	$757,936

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

CONDENSED CONSOLIDATED STATEMENT OF MEMBER’S EQUITY (DEFICIT)

					Accumulated
					Other
	Member’s	Other	Unearned	Retained	Comprehensive
	Interest	Capital	Compensation	Deficit	Income (Loss)	Total

	(Unaudited)

	(Dollars in thousands)
Balance at December 28, 2001	$220,074	$166,580	$—	$(532,816)	$(1,857)	$(148,019)
Comprehensive Loss:
Net loss	—	—	—	(44,010)	—	(44,010)
Net gain on fuel swaps designated as cash flow hedging instruments	—	—	—	—	174	174
Net gain on interest rate swaps designated as cash flow hedging instruments	—	—	—	—	228	228
Foreign Currency Translation	—	—	—	—	(219)	(219)

Total Comprehensive Loss	—	—	—	(44,010)	183	(43,827)
Other	—	(373)	—	—	—	(373)

Balance at May 28, 2002	220,074	166,207	—	(576,826)	(1,674)	(192,219)
Elimination of historical equity	(220,074)	(166,207)	—	576,826	1,674	192,219
Acquisition of ACL by Danielson Holding Corporation	82,256	—	—	—	—	82,256
Acquisition of Vessel Leasing	2,769	—	—	—	—	2,769
Issuance of restricted Parent Company common stock	—	1,695	(1,695)	—	—	—
Amortization of unearned compensation	—	—	188	—	—	188
Comprehensive Loss:
Net loss	—	—	—	(16,338)	—	(16,338)
Net gain on fuel swaps designated as cash flow hedging instruments	—	—	—	—	111	111
Net loss on interest rate swaps designated as cash flow hedging instruments	—	—	—	—	(591)	(591)
Foreign Currency Translation	—	—	—	—	263	263

Total Comprehensive Loss	—	—	—	(16,338)	(217)	(16,555)

Balance at September 27, 2002	$85,025	$1,695	$(1,507)	$(16,338)	$(217)	$68,658

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)
September 27, 2002
(Dollars in thousands)

Note 1.     Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements of American Commercial Lines LLC (“ACL”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in ACL’s Annual Report on Form 10-K for the year ended December 28, 2001. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for the year ended December 27, 2002.

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

      On May 29, 2002, American Commercial Lines Holdings LLC (“ACL Holdings”), ACL’s parent company, and ACL completed a comprehensive restructuring involving the acquisition and recapitalization of ACL Holdings and ACL (the “Danielson Recapitalization”) by Danielson Holding Corporation (“DHC”) and subsidiaries (collectively with DHC, “Danielson”) and the restructuring of ACL’s outstanding debt obligations (see Notes 2 and 3). Consulting fees and legal costs incurred in connection with the Danielson Recapitalization are included in the accompanying condensed statement of operations as “Restructuring Cost.”

      In connection with Danielson becoming the owner of 100% of the membership interests in ACLines LLC (“ACLines”), which wholly owns ACL Holdings, Danielson elected to push down its basis of accounting to the net assets of ACL. ACL’s net assets, liabilities and member’s equity have been adjusted, as of the acquisition date, following push down accounting. Accordingly, effective May 29, 2002, ACL’s accounts have been adjusted to a new basis to reflect Danielson’s basis in ACL’s assets and liabilities based on the estimated fair values of such assets and liabilities using the principles of Financial Accounting Standards No. 141, “Business Combinations.”

Note 2.     Danielson Acquisition of ACL

      Danielson’s basis in ACL’s net assets at the acquisition date of $85,025 includes $7,000 in cash paid for membership interests in ACL Holdings; $2,769 in cash paid for a 50% membership interest in Vessel Leasing LLC (“Vessel Leasing”), an entity in which ACL owns the other 50% membership interest; the contribution of $25,000 in cash and ACL 10 1/4% senior notes due June 30, 2008 having an estimated fair value of $43,650; and costs incurred by Danielson directly associated with the acquisition of $6,606.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

      As a result of Danielson’s acquisition of ACL and the push down purchase accounting that resulted, ACL recorded several non-cash adjustments including the following:

Properties	$120,787
Net Pension Asset	(5,426)
Other Assets	(27,509)

$87,852

Accrued Interest	$(21,977)
Other Current Liabilities	219
Short-Term Debt	(50,000)
Long-Term Debt	(13,342)
Pension Liability	(18,264)
Other Long-Term Liabilities	(19,177)
Contribution of 10 1/4% senior notes at par including accrued interest	(64,082)
Equity	274,475

$87,852

      The above adjustments reflect the estimated fair value of assets and liabilities acquired by Danielson as of the date of acquisition. Management believes no significant intangibles were acquired in the Danielson Recapitalization. The adjustments are subject to revision once appraisals and other evaluations of the fair value of the assets acquired and liabilities assumed are completed. Accordingly, actual push down accounting adjustments could differ from the adjustments presented above.

      The pro forma unaudited results of operations for the quarters and nine months ended September 27, 2002 and September 28, 2001, assuming consummation of the acquisition as of December 30, 2000, are as follows:

	Quarters Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Revenue	$179,657	$207,341	$520,456	$573,323
Loss from continuing operations before extraordinary item and cumulative effect of accounting change	(12,642)	3,935	(64,965)	(23,678)
Net (loss) income	(12,642)	3,935	(64,965)	(22,283)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Note 3.     Debt

	September 27,	December 28,
	2002	2001

Revolving Credit Facility	$39,000	$84,000
Tranche A Term Loan	45,699	—
Tranche B Term Loan	131,570	143,951
Tranche C Term Loan	154,810	169,378
Senior Notes (New)	128,190	—
Senior Subordinated Notes	67,858	—
Senior Notes (Old)	4,904	295,000
Bonds guaranteed by the Maritime Administration	40,890	—
Other Notes	683	190

	613,604	692,519
Less short-term debt	39,000	84,000
Less, current portion long-term debt	574,604	608,519

Long-term debt	$—	$—

      As part of the Danielson acquisition on May 29, 2002 of ACL Holdings, ACL’s debt was restructured. Danielson contributed to ACL Holdings $58,493 principal amount of ACL’s 10 1/4% senior notes due June 30, 2008 (“Old Senior Notes”), plus the interest obligations, if any, thereon.

      ACL’s existing credit facilities were amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the “Senior Credit Facilities”) to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans (the “Term Loans”) thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans (the “Revolving Credit Facility”) thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under ACL’s old senior credit facilities. The amended and restated credit agreement with ACL’s senior secured lenders contains mandatory prepayments of the term loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the credit agreement.

      ACL also completed an exchange offer (the “Exchange Offer”) for the Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of ACL’s Old Senior Notes were tendered, with the $58,493 principal amount of ACL’s Old Senior Notes contributed by Danielson and its subsidiaries to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes (the “Senior Notes”) and approximately $112,900 aggregate principal amount of 12% pay-in-kind senior subordinated notes (the “PIK Notes”). The debt exchange was not an extinguishment of debt for accounting purposes since the terms of the new debt are not substantially different from the terms of the Old Senior Notes exchanged.

      Following the consummation of the Exchange Offer, a holder of $4,000 aggregate principal amount of the Old Senior Notes exchanged such notes and accrued interest for approximately $2,400 of Senior Notes and approximately $2,000 of PIK Notes as permitted by the indentures governing the notes, following which $6,500 of the Old Senior Notes remained outstanding.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

      Since ACL is applying push down accounting effective with Danielson’s acquisition of ACL, ACL’s debt was adjusted to fair value at the acquisition date. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method.

      The Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to London InterBank Offered Rates (“LIBOR”) plus a margin based on ACL’s performance. The interest rate as of September 27, 2002 was 5.56%.

      Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL’s performance. The annual interest rates as of September 27, 2002 were: Tranche A — 5.50%, Tranche B — 5.75% and Tranche C — 6.00%.

      The new Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The Old Senior Notes are due June 30, 2008 and bear interest at annual rate of 10.25%.

      In connection with the exchange offer, ACL completed a consent solicitation of the holders of the Old Senior Notes, which resulted in the elimination or amendment of substantially all the restrictive covenants contained in the indenture governing the Old Senior Notes, the subordination of the subsidiary guarantees of the Old Senior Notes to the subsidiary guarantees of ACL’s Senior Credit Facilities, the Senior Notes and the PIK Notes and the waiver of any and all defaults under the indenture governing the Old Senior Notes through the effective date of the exchange offer, May 29, 2002.

      Also effective May 29, 2002, ACL’s receivables facility, which was administered by PNC Bank, N.A., was replaced with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation, American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA (the “Receivables Facility”) having substantially the same terms as the old receivables facility.

      As noted above, DHC purchased the 50% equity interests that Vectura Group LLC owned in Vessel Leasing at the time Danielson acquired ACL. Vessel Leasing, which was formerly accounted for under the equity method is now consolidated with ACL. Accordingly, the bonds issued by Vessel Leasing that are guaranteed by the U.S. Maritime Administration are included in ACL’s debt balance. ACL does not guarantee payment of these bonds.

      ACL has an outstanding loan guarantee of $3,206 in the borrowings of one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.

      The Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the “Indentures”) contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

      The Senior Credit Facilities also contain provisions which require mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as certain excess cash flow.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

      ACL has obtained an amendment (the “Amendment”) of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of September 27, 2002.

      Among other things, the Amendment:

•	alters the leverage and interest coverage ratios for the third and fourth quarters of 2002;

•	increases the interest rate on the Term Loans and Revolving Credit Facility and charges a 1.0% per annum additional deferred interest rate;

•	freezes ACL’s additional unsecured indebtedness and investment capacity to current levels;

•	requires ACL to maintain $5.0 million cash on hand;

•	requires ACL to retain a consulting firm to represent and report to the lenders party to the Senior Credit Facilities (the “Lenders”); and

•	requires ACL to submit a financial restructuring plan to the Lenders prior to December 28, 2002.

      The Amendment also clarified that the financial effects of consolidating Vessel Leasing in ACL’s financial statements are to be excluded from debt covenant calculations under the Senior Credit Facilities.

      At the end of the first quarter of 2003, the covenant ratios in the Senior Credit Facilities revert to levels in effect before the Amendment. Although management is working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, management believes it is probable that ACL will not be in compliance with debt covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. As a result of the uncertainty of ACL’s ability to meet its debt covenants, ACL has classified all of ACL’s long-term debt as current debt. Failure to meet the covenants could result in acceleration of the debt, higher interest rates or other adverse consequences, which could have a material adverse effect on ACL since it is highly leveraged.

      On October 31 2002 ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Receivables Facility which provides that a failure to maintain the financial ratios provided by the Senior Credit Facilities, whether or not amended or waived, constitutes a default under the Receivables Facility. Bank One and ACL have agreed to an amendment to the Receivables Facility which will permit ACL to continue utilizing the Receivables Facility and which:

•	increases the loss reserve on the Receivables Facility from 10% to 15%, thereby reducing ACL’s borrowing capacity under the Receivables Facility;

•	changes the termination date of the Receivables Facility from May 29, 2003 to January 31, 2003; and

•	increases certain facility fees under the Receivables Facility.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

      Principal payments of long-term debt due during the next five fiscal years and thereafter and unamortized debt discount assuming debt is not accelerated are as follows:

2002	$20,191
2003	28,326
2004	27,286
2005	83,848
2006	85,713
Thereafter	387,959

633,323
Unamortized debt discount	(58,719)

$574,604

Note 4.	Materials and Supplies

      Materials and Supplies are carried at the lower of cost (average) or market and consist of the following:

	September 27,	December 28,
	2002	2001

Raw Materials	$4,219	$3,633
Work in Process	22,449	13,029
Parts and Supplies	15,448	14,673

	$42,116	$31,335

Note 5.	Financial Instruments and Risk Management

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

      At September 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $3,209, and a fair value of approximately $62 gain, which has been recorded in accounts receivable with the offset to other comprehensive income and an additional fair value gain of $36 which has been recorded as a receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of position. Under these agreements, ACL will pay fixed prices ranging from $0.61 to $0.74 per gallon. There were 4.4 million gallons remaining on the contracts at September 27, 2002. The agreements terminate October 31, 2003. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $36 but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

     Interest Rate Risk Management

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202,000 and a fair value of zero as of September 27, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statement of operations.

      For the quarter and nine months ended September 27, 2002, the entire change in value resulted in losses of $1 and $37, respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

      ACL also records changes to other assets on the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC (“GMS”), an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $325 and $363 for its share of these swaps for the quarter and nine months ended September 27, 2002, respectively.

Note 6.	Business Segments

	Reportable Segments

	Barging	Construction	Other(1)	Total

QUARTER ENDED SEPTEMBER 27, 2002
Revenues from external customers	$157,376	$19,675	$2,606	$179,657
Intersegment revenues	—	171	—	171
Segment earnings	2,907	73	152	3,132
QUARTER ENDED SEPTEMBER 28, 2001
Revenues from external customers	$178,297	$26,486	$2,558	$207,341
Intersegment revenues	—	290	—	290
Segment earnings	23,087	645	432	24,164
MAY 29 to SEPTEMBER 27, 2002
Revenues from external customers	$210,841	$21,033	$3,777	$235,651
Intersegment revenues	—	180	—	180
Segment earnings (loss)	4,743	(753)	468	4,458
DECEMBER 29, 2001 to MAY 28, 2002
Revenues from external customers	$243,202	$37,659	$3,944	$284,805
Intersegment revenues	—	560	20	580
Segment (loss) earnings	(21,182)	1,287	1,505	(18,390)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

	Reportable Segments

	Barging	Construction	Other(1)	Total

NINE MONTHS ENDED SEPTEMBER 28, 2001
Revenues from external customers	$487,599	$75,372	$10,352	$573,323
Intersegment revenues	—	1,346	4	1,350
Segment earnings	25,256	4,125	1,543	30,924

(1)	Financial data for a segment operating terminals along the U.S. inland waterways and in Venezuela.

      The following is a reconciliation of ACL’s segment earnings (loss) to ACL’s consolidated totals.

	Quarter	Quarter		December 29,	Nine Months
	Ended	Ended	May 29 to	2001 to	Ended
	September 27,	September 28,	September 27,	June 28,	September 27,
	2002	2001	2002	2002	2001

Total segment earnings (loss)	$3,132	$24,164	$4,458	$(18,390)	$30,924
Unallocated amounts:
Interest expense	(14,915)	(16,959)	(19,533)	(25,712)	(55,039)
Other, net	(730)	(1,912)	(1,098)	(827)	(399)

(Loss) income before income taxes, extraordinary item and cumulative effect of accounting change	$(12,513)	$5,293	$(16,173)	$(44,929)	$(24,514)

Note 7.	Summarized Operations of Significant Equity Investees

	Quarter	Quarter	May 29,	December 29,	Nine Months
	Ended	Ended	2002 to	2001 to	Ended
	September 27,	September 28,	September 27,	May 28,	September 28,
	2002	2001	2002	2002	2001

Revenue	$21,020	$24,279	$28,791	$35,671	$68,901
Operating income	2,215	242	3,217	2,982	3,610
Net income	1,198	104	1,710	235	931

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Note 8.     Comprehensive Income (Loss)

	Quarter	Quarter	May 29,	December 29,	Nine Months
	Ended	Ended	2002 to	2001 to	Ended
	September 27,	September 28,	September 27,	May 28,	September 28,
	2002	2001	2002	2002	2001

Net (loss) income	$(12,642)	$5,204	$(16,338)	$(44,010)	$(23,470)
Net gain (loss) on fuel swaps designated as cash flow hedging instruments	62	(201)	111	174	(892)
Net (loss) gain on interest rate swaps designated as cash flow hedging instruments	(325)	(624)	(591)	228	(941)
Foreign currency translation (loss) gain	(51)	147	263	(219)	(5)

Total comprehensive (loss) gain	$(12,956)	$4,526	$(16,555)	$(43,827)	$(25,308)

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

Note 10.     Member’s Equity

      On July 24, 2002, the Board of Directors of DHC amended DHC’s 1995 Stock and Incentive Plan and granted stock options to management of ACL for 1,560,000 shares of DHC common stock. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. ACL accounts for stock options under the intrinsic value method based on APB 25, “Accounting for Stock Issued to Employees”. Because the market price of DHC common stock has been lower than the exercise price of the options since the date of grant, no expense has been recognized in the accompanying financial statements.

      On May 29, 2002, DHC issued 339,040 shares of restricted DHC common stock to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as other capital with an offset to unearned compensation in member’s equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced.

Note 11.     Changes in Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of” (“SFAS 121”). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on ACL’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.

      The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter 2002. The provisions of SFAS 144 did not have an impact on ACL’s financial statements during the nine month period ended September 27, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front.

      Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects to adopt SFAS 146 in 2003.

Note 13.     Guarantor Financial Statements

      Debt issued by ACL amounting to $332,079 in outstanding term loans as of September 27, 2002, $259,671 in outstanding notes under the Indentures as of September 27, 2002 and the Revolving Credit Facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL’s wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the issuance of the senior notes), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the “Guarantor Subsidiaries”). Such guarantees are full, unconditional and joint and several.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

      Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries, non-guarantor subsidiaries and for ACL as of September 27, 2002 and December 28, 2001 and for the quarter ended September 27, 2002 and the periods May 29, 2002 through September 27, 2002 and December 29, 2001 thorough May 28, 2002 and for the quarter and nine months ended September 28, 2001.

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Operations for the Quarter Ended September 27, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING REVENUE	$164,621	$15,036	$—	$179,657
OPERATING EXPENSE
Materials, Supplies and Other	73,147	5,348	—	78,495
Restructuring Cost	83	—	—	83
Rent	12,807	343	—	13,150
Labor and Fringe Benefits	41,564	1,033	—	42,597
Fuel	19,762	174	—	19,936
Depreciation and Amortization	14,035	1,831	—	15,866
Taxes, Other Than Income Taxes	6,379	19	—	6,398

	167,777	8,748	—	176,525

OPERATING (LOSS) INCOME	(3,156)	6,288	—	3,132
OTHER EXPENSE (INCOME)
Interest Expense	14,387	528	—	14,915
Interest Expense, Affiliate — Net	—	1,837	(1,837)	—
Other, Net	(2,877)	1,770	1,837	730

	11,510	4,135	—	15,645

(LOSS) INCOME BEFORE INCOME TAXES	(14,666)	2,153	—	(12,513)
INCOME TAXES	89	40	—	129

NET (LOSS) EARNINGS	$(14,755)	$2,113	$—	$(12,642)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Operations for the Period May 29 through September 27, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING REVENUE	$215,305	$20,346	$—	$235,651
OPERATING EXPENSE
Materials, Supplies and Other	94,820	7,174	—	101,994
Restructuring Cost	83	—	—	83
Rent	17,049	476	—	17,525
Labor and Fringe Benefits	53,173	1,405	—	54,578
Fuel	26,594	250	—	26,844
Depreciation and Amortization	19,082	2,415	—	21,497
Taxes, Other Than Income Taxes	8,652	20	—	8,672

	219,453	11,740	—	231,193

OPERATING (LOSS) INCOME	(4,148)	8,606	—	4,458
OTHER EXPENSE (INCOME)
Interest Expense	18,846	687	—	19,533
Interest Expense, Affiliate — Net	—	2,420	(2,420)	—
Other, Net	(3,637)	2,315	2,420	1,098

	15,209	5,422	—	20,631

(LOSS) INCOME BEFORE INCOME TAXES	(19,357)	3,184	—	(16,173)
INCOME TAXES	108	57	—	165

NET (LOSS) INCOME	$(19,465)	$3,127	$—	$(16,338)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Operations for the Period December 29, 2001 through May 28, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING REVENUE	$273,063	$11,742	$—	$284,805
OPERATING EXPENSE
Materials, Supplies and Other	128,363	9,729	—	138,092
Restructuring Cost	13,493	—	—	13,493
Rent	22,527	594	—	23,121
Labor and Fringe Benefits	64,172	1,588	—	65,760
Fuel	30,316	118	—	30,434
Depreciation and Amortization	19,413	2,411	—	21,824
Gain on Property Dispositions, Net	(452)	(3)	—	(455)
Taxes, Other Than Income Taxes	10,902	24	—	10,926

	288,734	14,461	—	303,195

OPERATING LOSS	(15,671)	(2,719)	—	(18,390)
OTHER EXPENSE (INCOME)
Interest Expense	25,691	21	—	25,712
Interest Expense, Affiliate — Net	—	2,801	(2,801)	—
Other, Net	(1,472)	(502)	2,801	827

	24,219	2,320	—	26,539

LOSS BEFORE INCOME TAXES	(39,890)	(5,039)	—	(44,929)
INCOME TAXES (BENEFIT)	(976)	57	—	(919)

NET LOSS	$(38,914)	$(5,096)	$—	$(44,010)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Operations for the Quarter Ended September 28, 2001

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING REVENUE	$193,543	$13,798	$—	$207,341
OPERATING EXPENSE
Materials, Supplies and Other	81,643	6,024	—	87,667
Rent	13,883	366	—	14,249
Labor and Fringe Benefits	40,539	1,268	—	41,807
Fuel	23,662	253	—	23,915
Depreciation and Amortization	12,830	1,277	—	14,107
Gain on Property Dispositions, Net	(5,032)	—	—	(5,032)
Taxes, Other Than Income Taxes	6,453	11	—	6,464

	173,978	9,199	—	183,177

OPERATING INCOME	19,565	4,599	—	24,164
OTHER EXPENSE (INCOME)
Interest Expense	16,959	—	—	16,959
Interest Expense, Affiliate — Net	—	1,616	(1,616)	—
Other, Net	(972)	1,268	1,616	1,912

	15,987	2,884	—	18,871

EARNINGS BEFORE INCOME TAXES	3,578	1,715	—	5,293
INCOME TAXES	89	—	—	89

NET EARNINGS	$3,489	$1,715	$—	$5,204

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Operations for the Nine Months Ended September 28, 2001

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING REVENUE	$544,680	$28,643	$—	$573,323
OPERATING EXPENSE
Materials, Supplies and Other	242,921	15,751	—	258,672
Rent	41,607	1,158	—	42,765
Labor and Fringe Benefits	120,031	3,099	—	123,130
Fuel	71,288	318	—	71,606
Depreciation and Amortization	38,624	3,849	—	42,473
Gain on Property Dispositions, Net	(16,106)	—	—	(16,106)
Taxes, Other Than Income Taxes	19,842	17	—	19,859

	518,207	24,192	—	542,399

OPERATING INCOME	26,473	4,451	—	30,924
OTHER EXPENSE (INCOME)
Interest Expense	55,039	—	—	55,039
Interest Expense, Affiliate — Net	—	4,781	(4,781)	—
Other, Net	(4,702)	320	4,781	399

	50,337	5,101	—	55,438

LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(23,864)	(650)	—	(24,514)
INCOME TAXES	300	51	—	351

LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(24,164)	(701)	—	(24,865)
EXTRAORDINARY ITEM — GAIN ON EARLY EXTINGUISHMENT OF DEBT	1,885	—	—	1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(490)	—	—	(490)

NET LOSS	$(22,769)	$(701)	$—	$(23,470)

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Cash Flows for the Period May 29 through September 27, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING ACTIVITIES
Net (Loss) Income	$(19,465)	$3,127	$—	$(16,338)
Adjustments to Reconcile Net (Loss) Income to Net Cash
Provided by Operating Activities:
Depreciation and Amortization	19,082	2,415	—	21,497
Interest Accretion	1,644	36	—	1,680
Other Operating Activities	(2,096)	3,253	—	1,157
Changes in Operating Assets and Liabilities:
Accounts Receivable	2,170	(11,949)	3,098	(6,681)
Materials and Supplies	(5,859)	238	—	(5,621)
Accrued Interest	9,900	(338)	—	9,562
Other Current Assets	2,969	2,328	—	5,297
Other Current Liabilities	(7,488)	6,791	(3,098)	(3,795)

Net Cash Provided by Operating Activities	857	5,901	—	6,758
INVESTING ACTIVITIES
Property Additions	(5,944)	(54)	—	(5,998)
Proceeds from Property Dispositions	643	—	—	643
Net Change in Restricted Cash	—	(104)	—	(104)
Other Investing Activities	2,240	11	(4,000)	(1,749)

Net Cash Used in Investing Activities	(3,061)	(147)	(4,000)	(7,208)
FINANCING ACTIVITIES
Short-Term Borrowings	5,000	—	—	5,000
Long-Term Debt Repaid	(6,596)	(1,444)	—	(8,040)
Cash Dividends Paid	—	(4,000)	4,000	—
Bank Overdrafts	(1,442)	—	—	(1,442)
Other Financing Activities	(928)	—	—	(928)

Net Cash Used in Financing Activities	(3,966)	(5,444)	4,000	(5,410)

Net Decrease in Cash and Cash Equivalents	(6,170)	310	—	(5,860)
Cash and Cash Equivalents at Beginning of Period	18,727	2,158	—	20,885

Cash and Cash Equivalents at End of Period	$12,557	$2,468	$—	$15,025

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Cash Flows for the Period December 29, 2001 through May 28, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(38,914)	$(5,096)	$—	$(44,010)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	19,413	2,411	—	21,824
Interest Accretion and Debt Issuance Cost Amortization	1,235	10	—	1,245
Gain on Property Dispositions	(452)	(3)	—	(455)
Other Operating Activities	(4,637)	(785)	—	(5,422)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(18,565)	2,958	12,367	(3,240)
Materials and Supplies	(5,139)	(21)	—	(5,160)
Accrued Interest	10,331	1	—	10,332
Other Current Assets	(4,427)	1,278	—	(3,149)
Other Current Liabilities	20,029	695	(12,367)	8,357

Net Cash (Used in) Provided by Operating Activities	(21,126)	1,448	—	(19,678)
INVESTING ACTIVITIES
Property Additions	(5,554)	(51)	—	(5,605)
Proceeds from Property Dispositions	985	3	—	988
Other Investing Activities	(2,276)	5	(588)	(2,859)

Net Cash Used in Investing Activities	(6,845)	(43)	(588)	(7,476)
FINANCING ACTIVITIES
Danielson Holding Corporation Investment	25,000	—	—	25,000
Cash Dividends Paid	—	(588)	588	—
Long-Term Debt Repaid	(25,190)	—	—	(25,190)
Bank Overdrafts	1,149	—	—	1,149
Other Financing Activities	(173)	—	—	(173)

Net Cash Provided by (Used in) Financing Activities	786	(588)	588	786

Net (Decrease) Increase in Cash and Cash Equivalents	(27,185)	817	—	(26,368)
Cash and Cash Equivalents at Beginning of Period	45,912	1,341	—	47,253

Cash and Cash Equivalents at End of Period	$18,727	$2,158	$—	$20,885

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Cash Flows for the Nine Months Ended September 28, 2001

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
OPERATING ACTIVITIES
Net Loss	$(22,769)	$(701)	$—	$(23,470)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	38,624	3,849	—	42,473
Debt Issuance Cost Amortization	3,284	—		3,284
Gain on Property Dispositions	(16,106)	—	—	(16,106)
Other Operating Activities	(4)	(1,143)	—	(1,147)
Changes in Operating Assets and Liabilities:
Accounts Receivable	11,004	(24,295)	—	(13,291)
Materials and Supplies	(3,444)	(396)	—	(3,840)
Accrued Interest	(7,471)	—	—	(7,471)
Other Current Assets	(10,759)	6,545	—	(4,214)
Other Current Liabilities	4,225	18,620	—	22,845

Net Cash Provided by (Used in) Operating Activities	(3,416)	2,479	—	(937)
INVESTING ACTIVITIES
Property Additions	(11,188)	(1,837)	—	(13,025)
Proceeds from Property Dispositions	22,911	—	—	22,911
Proceeds from Sale of Terminals	8,241	—	—	8,241
Other Investing Activities	(8,396)	1,463	(1,000)	(7,933)

Net Cash Provided by Investing Activities	11,568	(374)	(1,000)	10,194
FINANCING ACTIVITIES
Short-Term Borrowings	8,250	—	—	8,250
Long-Term Debt Repaid	(40,709)	—	—	(40,709)
Cash Dividends Paid	—	(1,000)	1,000	—
Bank Overdrafts	(6,672)	—	—	(6,672)
Debt Costs	(3,462)	—	—	(3,462)
Other Financing Activities	102	—	—	102

Net Cash Used in Financing Activities	(42,491)	(1,000)	1,000	(42,491)

Net (Decrease) Increase in Cash and Cash Equivalents	(34,339)	1,105	—	(33,234)
Cash and Cash Equivalents at Beginning of Period	57,289	2,279	—	59,568

Cash and Cash Equivalents at End of Period	$22,950	$3,384	$—	$26,334

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Financial Position at September 27, 2002

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$12,557	$2,468	$—	$15,025
Cash, Restricted	—	6,668	—	6,668
Accounts Receivable, Net	27,665	37,746	(15,465)	49,946
Materials and Supplies	41,179	937	—	42,116
Other Current Assets	38,943	(9,731)	(2,335)	26,877

Total Current Assets	120,344	38,088	(17,800)	140,632
PROPERTIES — NET	517,745	81,927	—	599,672
PENSION ASSET	21,407	—	—	21,407
OTHER ASSETS	120,809	54,011	(97,656)	77,164

Total Assets	$780,305	$174,026	$(115,456)	$838,875

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$28,338	$1,163	$—	$29,501
Accrued Payroll and Fringe Benefits	14,969	—	—	14,969
Deferred Revenue	13,618	2,335	(2,335)	13,618
Accrued Claims and Insurance Premiums	26,961	—	—	26,961
Accrued Interest	10,137	447	—	10,584
Short-term Debt	39,000	—	—	39,000
Current Portion of Long-Term Debt	533,714	40,890	—	574,604
Other Current Liabilities	36,789	18,029	(15,465)	39,353

Total Current Liabilities	703,526	62,864	(17,800)	748,590
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	92,569	(92,569)	—
LONG-TERM DEBT	—	—	—	—
OTHER LONG-TERM LIABILITIES	15,393	7,010	(776)	21,627

Total Liabilities	718,919	162,443	(111,145)	770,217

MEMBER’S EQUITY
Member’s Interest	77,753	7,272	—	85,025
Other Capital	1,695	57,374	(57,374)	1,695
Unearned Compensation	(1,507)	—	—	(1,507)
Retained Deficit	(16,338)	(53,063)	53,063	(16,338)
Accumulated Other Comprehensive Income	(217)	—	—	(217)

Total Member’s Equity	61,386	11,583	(4,311)	68,658

Total Liabilities and Member’s Equity	$780,305	$174,026	$(115,456)	$838,875

AMERICAN COMMERCIAL LINES LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) — (Continued)

Condensed Combining Statement of Financial Position at December 28, 2001

	Guarantor	Other		Combined
	Subsidiaries	Subsidiaries	Eliminations	Totals

	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$45,912	$1,341	$—	$47,253
Accounts Receivable, Net	25,612	43,154	(13,981)	54,785
Materials and Supplies	30,180	1,155	—	31,335
Other Current Assets	41,019	(11,386)	—	29,633

Total Current Assets	142,723	34,264	(13,981)	163,006
PROPERTIES — NET	422,877	41,256	—	464,133
PENSION ASSET	26,067	—	—	26,067
OTHER ASSETS	148,201	52,652	(96,123)	104,730

Total Assets	$739,868	$128,172	$(110,104)	$757,936

LIABILITIES
CURRENT LIABILITIES
Accounts Payable	$28,094	$1,643	$—	$29,737
Accrued Payroll and Fringe Benefits	17,206	—	—	17,206
Deferred Revenue	11,890	—	—	11,890
Accrued Claims and Insurance Premiums	24,200	—	—	24,200
Accrued Interest	18,659	—	—	18,659
Short-term Debt	84,000	—	—	84,000
Current Portion of Long-Term Debt	608,519	—	—	608,519
Other Current Liabilities	40,249	24,201	(13,981)	50,469

Total Current Liabilities	832,817	25,844	(13,981)	844,680
LONG-TERM NOTE PAYABLE TO AFFILIATE	—	86,700	(86,700)	—
LONG-TERM DEBT	—	—	—	—
PENSION LIABILITY	18,907	—	—	18,907
OTHER LONG-TERM LIABILITIES	36,163	6,205	—	42,368

Total Liabilities	887,887	118,749	(100,681)	905,955

MEMBER’S (DEFICIT) EQUITY
Member’s Interest	220,074	—	—	220,074
Other Capital	166,580	57,374	(57,374)	166,580
Retained Deficit	(532,816)	(47,951)	47,951	(532,816)
Accumulated Other Comprehensive Loss	(1,857)	—	—	(1,857)

Total Member’s (Deficit) Equity	(148,019)	9,423	(9,423)	(148,019)

Total Liabilities and Member’s (Deficit) Equity	$739,868	$128,172	$(110,104)	$757,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of American Commercial Lines LLC (“ACL”), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. ACL cautions investors that any forward-looking statements made by ACL are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to ACL include, but are not limited to, the risks and uncertainties affecting their businesses described in ACL’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001 (particularly Item 1, “Risks Associated With Our Business”), in other securities filings by ACL and other important factors, including:

•	substantial leverage and ability to service debt;

•	changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

•	general economic and business conditions, including cyclical or other downturns in demand, a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates; and

•	annual worldwide weather conditions, particularly those affecting North and South America.

      Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this 10-Q are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

Overview and Significant Events

      ACL is an integrated marine transportation and service company, providing barge transportation on the inland waterways of North and South America. ACL supports its barging operations by providing towboat and barge construction, terminal and vessel repair services to American Commercial Barge Line LLC (“ACBL”) and third parties. ACBL is the leading provider of river barge transportation throughout the Inland Waterways. In addition, since expanding its barge transportation operations to South America in 1993, American Commercial Lines International LLC, a wholly owned subsidiary of ACL (“ACL International”), has become the leading provider of barge transportation services on the Orinoco River in Venezuela and through UABL Limited, a venture in which ACL has a 50% ownership interest, on the Parana/ Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. ACL International also provides transportation services on the Higuamo River in the Dominican Republic. ACL is a wholly owned subsidiary of its parent holding company, American Commercial Lines Holdings LLC (“ACL Holdings”). ACL Holdings is an indirect wholly owned subsidiary of Danielson Holding Corporation (“DHC”).

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

      ACL’s original secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the “Senior Credit Facilities”), consisting of a $200.0 million Tranche B Term Loan due June 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June 2005 (the “Revolving Credit Facility”). ACL also had outstanding $295.0 million of unsecured 10.25% Senior Notes due June 2008 (the “Old Senior Notes”).

      On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the “Danielson Recapitalization”) by DHC and certain DHC subsidiaries (collectively with DHC, “Danielson”). On April 15, 2002, ACL launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for a new series of 11.25% senior notes due January 1, 2008 (the “Senior Notes”) and a new class of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the “PIK Notes”).

      On April 11, 2002, ACL and certain lenders executed an amendment agreement under which the Senior Credit Facilities would be amended and restated upon the satisfaction of certain conditions set forth in the amendment agreement, including the consummation of the Danielson Recapitalization.

      Effective May 29, 2002, the Danielson Recapitalization was consummated with $58.5 million of the Old Senior Notes and interest thereon, if any, contributed by Danielson to ACL Holdings; $230 million, plus accrued interest, of the remaining $236.5 million in Old Senior Notes exchanged for new Senior Notes, and new PIK Notes and the Senior Credit Facilities amended. As part of the Danielson Recapitalization, DHC contributed $25.0 million in cash to ACL Holdings, which was immediately used to reduce the outstanding term loan debt under the Senior Credit Facilities. In addition, $50.0 million of the amount outstanding under the Revolving Credit Facility was converted into a new term loan (the “Tranche A Term Loan”).

      Upon completion of the Danielson Restructuring, ACL became an indirect wholly owned subsidiary of DHC. At that same time, SZ Investments, LLC increased its equity ownership in DHC to approximately 18%. SZ Investments, LLC is an affiliate of Samuel Zell, DHC’s Chief Executive Officer. Another affiliate of Mr. Zell, HY I Investments, LLC, is a holder of approximately 42% of ACL’s Senior Notes and PIK Notes.

      As of May 29, 2002, after the $25.0 million reduction in outstanding term loans, and after the $50.0 million Revolving Credit conversion to a “Tranche A Term Loan,” ACL’s secured debt issued under the amended Senior Credit Facilities consisted of a $46.6 million Tranche A Term Loan due June 30, 2005, a $134.0 million Tranche B Term Loan due June 30, 2006, a $157.7 million Tranche C Term Loan due June 30, 2007 (collectively the “Term Loans”) and the Revolving Credit Facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $50.0 million due June 30, 2005. As of September 27, 2002 the outstanding balance under the Term Loans was $332.1 million and the outstanding balance under the Revolving Credit Facility was $39.0 million in cash and $9.0 million in letters of credit. The Term Loans bear interest at a rate equal to the London InterBank Offered Rates (“LIBOR” or “LIBO Rates”) plus a margin based on ACL’s performance. The annual interest rates as of September 27, 2002 were: Tranche A — 5.50%; Tranche B — 5.75%; and Tranche C — 6.00%. ACL also had outstanding principal of $137.1 million in new Senior Notes and $116.1 million in new PIK Notes as of September 27, 2002. $6.5 million in principal of the Old Senior Notes remain outstanding. The Senior Notes and PIK Notes are unsecured.

      Also effective May 29, 2002, ACL’s receivables facility, which was administered by PNC Bank, N.A., was replaced with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation, ACBL, Jupiter Securitization Corporation and Bank One, NA (the ”Receivables Facility”) having substantially the same terms as the previous receivables facility.

      On July 3, 2002, Jeffboat LLC (“Jeffboat”), ACL’s marine construction subsidiary, and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89, agreed upon a new collective bargaining agreement, ending a two month long strike. The previous collective bargaining agreement had expired on April 29, 2002 and the unionized employees chose to strike from April 30, 2002 until July 9, 2002, when they returned to work pursuant to the terms of the new collective bargaining agreement.

Seasonality

      ACL’s business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year.

Results of Operations

      As a result of the acquisition of ACL by Danielson, ACL’s assets and liabilities were adjusted to estimated fair value under push down purchase accounting. ACL’s consolidated financial statements for the periods ended before May 29, 2002 were prepared using ACL’s historical basis of accounting. Although a new basis of accounting began on May 29, 2002, management has summarized the results for the nine months ended September 27, 2002 below by combining the periods before and after May 29, 2002 together as ACL believes presentation of these periods to be meaningful for comparison purposes. Except as noted below, the impact on results of operations related to push down purchase accounting has not materially affected the comparability of the periods.

Quarter Ended September 27, 2002 Compared with Quarter Ended September 28, 2001

      Operating Revenue. Operating revenue for the quarter ended September 27, 2002 decreased 13.3% to $179.7 million from $207.3 million for the quarter ended September 28, 2001. The decrease in revenue was primarily due to lower domestic barging freight rates and volume, lower sales volume at Jeffboat, and lower revenue from ACL’s international barging operations.

      Domestic barging revenue decreased $20.8 million to $144.5 million due to lower barging rates for grain and other bulk freight, lower grain freight volume, lower demurrage revenue (which is revenue paid by shippers to carriers for holding barges), lower liquid freight volume and lower coal freight volume. The decrease was partially offset by a higher volume of other bulk freight.

      International barging revenue decreased $0.1 million to $12.9 million primarily due to a lower barging revenue rate in Venezuela from a cost based adjustment of the primary customer’s rate in accordance with the terms of the contract and lower barge charter revenue in Argentina from the cancellation of an agreement. The revenue decline was partially offset by increased freight volume in the Dominican Republic where operations began in the third quarter of 2001 and increased freight volume in Venezuela.

      Revenue at Jeffboat decreased $6.8 million to $19.7 million primarily due to lower volume of hopper barge sales and lower volume of oversized tank barge sales as a result of lower customer orders, residual effects of the strike and the displacement of man hours into an ocean-going tank barge that was not completed at the end of the quarter.

      Operating Expense. Operating expense for the quarter ended September 27, 2002 decreased 3.7% to $176.5 million from $183.2 million in the third quarter of 2001.

      Domestic barging expense increased $0.4 million to $147.0 million due to reduced gains on property dispositions, higher depreciation and pension expense due to purchase accounting adjustments, higher equipment repairs and increased expense from lower water on the Mississippi and Ohio rivers. These were partially offset by lower expense from reduced barging freight volume, lower fuel prices and lower barge charter rates. The average fuel price before the effect of user tax and hedging was 74 cents per gallon in the third quarter of 2002 on a volume of 25.5 million gallons, compared to 81 cents per gallon in the third quarter of 2001. Barge freight contract adjustment clauses for changes in fuel price currently protect approximately 50% of ACL’s fuel price risk exposure.

      International barging expense decreased $1.1 million to $7.4 million primarily due to lower cost for services in Venezuela driven by currency devaluation and lower barge charter expense in Argentina. These were partially offset by increased costs as a result of increased freight volume in the Dominican Republic where operations began in the third quarter of 2001.

      Jeffboat’s expense decreased $6.2 million to $19.6 million due to lower volume of hopper and oversized tank barge construction as a result of lower customer orders.

      Interest Expense. Interest expense for the third quarter of 2002 decreased to $14.9 million from $17.0 million for the same period in 2001. The decrease was due to lower LIBO Rates, which are the basis for certain interest rate adjustments under ACL’s Senior Credit Facilities, lower outstanding balances of Senior Notes and a lower outstanding balance under the Senior Credit Facilities. The decrease was partially offset by higher interest rates on the Senior Notes and the inclusion of Vessel Leasing LLC interest expense in the current quarter.

      Income Taxes. Income tax expense for the third quarter of 2002 was $0.1 million compared to $0.1 million in the third quarter of 2001. ACL passes its U.S. federal and most of its state taxable income to ACL Holdings, whose equity holders are responsible for those income taxes.

Nine Months Ended September 27, 2002 Compared with Nine Months Ended September 28, 2001

      Operating Revenue. Operating revenue for the nine months ended September 27, 2002 decreased 9.2% to $520.5 million from $573.3 million for the nine months ended September 28, 2001. The revenue decrease was primarily due to lower domestic barging freight rates and volumes, the strike at Jeffboat, lower sales at Jeffboat from reduced customer orders and the loss of revenue associated with the sale of terminals in 2001, partially offset by increased revenue from ACL’s international business units.

      Domestic barging revenue decreased $36.5 million to $424.5 million due to lower barging rates for grain, bulk, coal and liquid freight, lower liquid freight volume, lower coal freight volume, lower demurrage revenue and lower towing revenue, partially offset by increased grain freight volumes primarily due to better operating conditions in the first half of the year and increased bulk freight volume as a result of increased demand in the third quarter.

      International barging revenue increased $2.9 million to $29.5 million due to increased revenue from ACL’s Dominican Republic unit which began operation in the third quarter of 2001, a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela.

      Revenue at Jeffboat decreased $16.7 million to $58.7 million primarily due to lower volume of hopper and tank barge sales as a result of the strike in the second quarter and lower customer orders in the third quarter.

      Operating Expense. Operating expense for the nine months ended September 27, 2002 decreased 1.5% to $534.4 million from $542.4 million in the first nine months of 2001.

      Domestic barging expense increased $4.8 million to $445.1 million due to lower gains on property dispositions, higher consulting and legal fees of which $13.5 million were associated with the Danielson Recapitalization, higher depreciation and pension expense as a result of purchase accounting adjustments and higher equipment repair expense, partially offset by reduced fuel prices, better operating conditions in the first half of 2002, lower barge freight volume and lower boat depreciation expense due to a change in the estimated useful life of towboats. The average fuel price before the effect of user tax and hedging was 68 cents per gallon in the first nine months of 2002 on a volume of 78.9 million gallons, compared to 84 cents per gallon in the first nine months of 2001.

      International barging expense increased $3.4 million to $25.4 million primarily due to additional expenses associated with operations during low water periods in Venezuela, expenses associated with providing logistics services to a third party barge operator in Venezuela, and an increase in expenses from ACL’s Dominican Republic unit, which began operation in the third quarter of 2001.

      Jeffboat’s expense decreased $13.0 million to $58.2 million due to lower volume of hopper and tank barge construction as a result of the strike in the second quarter of 2002 and a lower volume of hopper and oversized tank barge construction during the third quarter of 2002.

      Interest Expense. Interest expense for the first nine months of 2002 decreased to $45.2 million from $55.0 million for the same period in 2001. The decrease was due to lower LIBO Rates, which are the basis for certain interest rate adjustments under ACL’s Senior Credit Facilities, lower outstanding balances of Senior Notes and a lower outstanding balance under the Senior Credit Facilities. The decrease was partially offset by higher interest rates on the Senior Notes and the inclusion of Vessel Leasing LLC interest expense in the current period.

      Income Taxes. Income tax for the nine months was a benefit of $0.8 million compared to expense of $0.4 million in the first nine months of last year. The benefit was due to the reversal of foreign tax expense that was previously accrued in relation to a tax matter in South America. ACL passes its U.S. federal and most of its state taxable income to ACL Holdings, whose equity holders are responsible for those income taxes.

      Extraordinary Item-Gain on Early Extinguishment of Debt. The gain for the first nine months of 2001 is a result of ACL’s purchase in the open market of $5.0 million par value of Old Senior Notes at a discount.

      Cumulative Effect of Accounting Change. The cumulative effect of accounting change for the first nine months of 2001 was a loss of $0.5 million due to a loss on the fair value of an interest rate cap as a result of ACL’s adoption of FASB Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as of December 30, 2000.

Outlook

      Management expects lower freight tariff rates and volumes in the fourth quarter of 2002 compared to the fourth quarter of 2001 due to continued weakness in the general economy. Management also expects the average price of fuel consumed by ACBL vessels to remain consistent with current market prices resulting in a price per gallon in the fourth quarter of 2002 of approximately 84 cents, 13 cents higher than the price in the fourth quarter of 2001. Management expects that ACBL’s vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has barge freight contract price adjustment clauses which currently provide protection for approximately 50% of gallons consumed. Contract adjustments are deferred one quarter.

Liquidity and Capital Resources

      Significant changes in ACL’s credit facilities during 2002 are discussed above in “Overview and Significant Events.” As of September 27, 2002, ACL had outstanding indebtedness of $631.4 million, including $332.1 million drawn under the Term Loans, $39.0 million drawn under the Revolving Credit Facility, $137.1 million aggregate principal amount of Senior Notes, $116.1 million of PIK Notes, $6.5 million in Old Senior Notes and $0.6 million in other notes. As a result of DHC’s purchase of 50% of the voting interests in Vessel Leasing LLC (“Vessel Leasing”), an entity in which ACL owns the remaining 50% of the voting interests, ACL now consolidates Vessel Leasing’s debt. ACL’s investment in Vessel Leasing was previously accounted for under the equity method. The debt included in ACL’s financial statements, therefore, also includes $40.9 million in outstanding principal of bonds guaranteed by the U.S. Maritime Administration that are obligations of Vessel Leasing. Since ACL is applying push down accounting effective with Danielson’s acquisition of ACL, ACL’s debt was adjusted to fair value at the acquisition date. The total amount of the unamortized discount as of September 27, 2002 is $58.7 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of September 27, 2002, the carrying value of the new Senior Notes is $128.2 million, the carrying value of the PIK Notes is $67.9 million and the carrying value of the Old Senior Notes is $4.9 million.

      As of September 27, 2002, ACL also had $1.7 million in outstanding capital lease obligations which are included in other current and long-term liabilities and had securitized $38.9 million of the trade receivables of two subsidiaries.

      ACL’s primary sources of liquidity are cash flows from operating activities and its Senior Credit Facilities. ACL’s cash balance was $15.0 million as of September 27, 2002. There is $2.0 million of liquidity available under the Revolving Credit Facility as of September 27, 2002. Cash used by operating activities totaled $12.9 million for the first nine months of 2002 compared to cash used by operating activities of $0.9 million for the first nine months of 2001. The increase in cash used was primarily due to reduced operating earnings (principally due to the costs incurred for consulting and legal fees associated with the Danielson Recapitalization and the adverse effects of the Jeffboat strike on operations), a difference in the timing of cash disbursements related to trade payables and increases in inventory balances as a result of the Jeffboat strike, partially offset by a reduction in interest payments due to the terms of the Danielson Recapitalization.

      Capital expenditures are expected to be $14.9 million for 2002, with most expenditures being for marine equipment maintenance. As of September 27, 2002, a total of $11.6 million had been spent. ACL will continue to lease new construction equipment from third parties.

      ACL is highly leveraged, which makes it vulnerable to changes in general economic conditions and to worldwide weather conditions, particularly those affecting North and South America, given the nature of ACL’s business. ACL’s ability to repay or refinance its debt will depend on, among other things, financial, business, market, competitive and other conditions, many of which are beyond ACL’s control. ACL may, from time to time, borrow under its Revolving Credit Facilities.

      The Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the “Indentures”) also contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL’s ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

      The Senior Credit Facilities also contain provisions which require mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as certain excess cash flow.

      ACL has obtained an amendment (the “Amendment”) of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of September 27, 2002.

      Among other things, the Amendment:

•	alters the leverage and interest coverage ratios for the third and fourth quarters of 2002;

•	increases the interest rate on the Term Loans and Revolving Credit Facility and charges a 1.0% per annum additional deferred interest rate;

•	freezes ACL’s additional unsecured indebtedness and investment capacity to current levels;

•	requires ACL to maintain $5.0 million cash on hand;

•	requires ACL to retain a consulting firm to represent and report to the lenders party to the Senior Credit Facilities (the “Lenders”); and

•	requires ACL to submit a financial restructuring plan to the Lenders prior to December 28, 2002.

      The Amendment also clarified that the financial effects of consolidating Vessel Leasing in ACL’s financial statements are to be excluded from debt covenant calculations under the Senior Credit Facilities.

      At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment. Although management is working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, management believes it is probable that ACL will not be in compliance with debt covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. As a result of the uncertainty of ACL’s ability to meet its debt covenants, ACL has classified all of its long-term debt as current debt. Failure to meet the covenants could result in acceleration of the debt, higher interest rates or other adverse consequences, which could have a material adverse effect on ACL since it is highly leveraged.

      On October 31, 2002 ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Receivables Facility, which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Receivables Facility. Bank One and ACL have agreed to an amendment to the Receivables Facility which will permit ACL to continue utilizing the Receivables Facility and which:

•	increases the loss reserve on the Receivables Facility from 10% to 15%, thereby reducing ACL’s borrowing capacity under the Receivables Facility;

•	changes the termination date of the Receivables Facility from May 29, 2003 to January 31, 2003; and

•	increases certain facility fees under the Receivables Facility.

Should ACL be unable to amend or replace the Receivables Facility after January 31, 2003 or should ACL be unable to conclude the plans discussed herein, ACL’s ability to maintain ongoing liquidity for the next twelve months will be questionable.

      ACL and its parent, DHC, have had, and plan to continue to engage in discussions regarding various restructuring proposals with lenders under ACL’s Senior Credit Facilities and Receivables Facility. Any restructuring plan could involve various operational restructuring alternatives; asset sales; sale-leaseback transactions; purchase, exchange or other amendment or refinancing of its Senior Notes or PIK Notes; equity transactions; and other potential transactions designed to resolve liquidity and covenant compliance issues. A restructuring plan could also result in a reduction of the principal amount of, or extend the amortization of, ACL indebtedness. Any restructuring plan may require the approvals of all of ACL’s significant lenders. As discussed above, HY I Investments, LLC, an affiliate of SZ Investments, LLC, holds approximately 42% of ACL’s Senior Notes and PIK Notes. SZ Investments, LLC holds approximately 18% of DHC’s outstanding Common Stock and is an affiliate of Samuel Zell, DHC’s Chief Executive Officer.

      If any proposed restructuring plan is not accepted by ACL’s lenders and financial covenants are not reset or compliance with the covenants is not waived by the end of the first quarter of 2003, ACL will likely default under the Senior Credit Facilities and Receivables Facility. If such default were to occur, ACL’s lenders could take actions that would adversely impact the liquidity, financial condition and results of operations of ACL, including accelerating the amounts due under such facilities and causing cross-defaults under ACL’s indentures relating to the Senior Notes and PIK Notes. If ACL’s debt were accelerated, ACL would not have sufficient liquidity to meet the obligations as they become due. Accordingly, ACL would be required to refinance all or a portion of its indebtedness on or before maturity. In such event, there is no assurance that ACL will be able to refinance any of the indebtedness on commercially reasonable terms or at all.

      ACL’s ability to generate cash sufficient to fund its cash requirements for the next twelve months, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments, is also dependent on:

•	the absence of unusually adverse weather conditions during the fourth quarter of 2002 and first quarter of 2003 (historically, these are the most difficult periods for adverse weather conditions due to ice and snow), which, if adverse, could reduce or eliminate ACL’s ability to navigate on certain river segments, adversely affect ACL’s operational efficiencies and reduce overall volumes transported; and

•	the absence of a material adverse effect on ACL’s business from the other risks addressed in this Quarterly Report in the section titled “Forward Looking and Cautionary Statements” and the other securities filings referenced therein, including, but not limited to, changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries and general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates.

Changes In Accounting Standards

      In July 2001, the FASB issued Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on ACL’s financial position or results of operations.

      In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter of 2002. The provisions of SFAS 144 did not have an impact on ACL’s financial statements during the nine month period ended September 27, 2002.

      In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)” (“Issue 94-3”). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a “minimum retention period” a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee’s termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects to adopt SFAS 146 in 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. There have been no material changes to ACL’s exposure to market risks discussed in Item 7A of ACL’s 2001 Annual Report on Form 10-K for the year ended December 28, 2001.

Fuel Price Risk

      At September 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $3.2 million and a fair value of approximately $.062 million, which has been recorded in accounts receivable with the offset to other comprehensive income and an additional fair value of $.036 million which has been recorded as a receivable with an offset to the allowance for doubtful accounts in the condensed consolidated statement of financial position. Under these agreements, ACL will pay fixed prices ranging from $0.61 to $0.74 per gallon. There were 4.4 million gallons remaining on the contracts at September 27, 2002. The agreements terminate October 31, 2003. Due to the bankruptcy of Enron, one of the trading partners, ACL believes the hedge is no longer effective and has recognized the mark-to-market gain of $.036 million but has fully reserved for the amount. Management believes that the other trading partner does not present a credit risk to ACL.

Interest Rate Risks

      ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $202.0 million and a fair value of zero as of September 27, 2002 and is effective through August 11, 2003. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the accompanying condensed consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income. The remaining change in fair value is recorded as other expense (income) in the condensed consolidated statement of operations.

      For the quarter and nine months ended September 27, 2002, the entire change in fair value resulted in losses of $.001 million and $.037 million, respectively, which are recorded in other expense (income) in the condensed consolidated statement of operations.

      ACL also records changes to other assets in the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), for changes in the fair value of interest rate swap agreements entered into by Global Material Services LLC, an entity in which ACL has a 50% ownership interest accounted for by the equity method. ACL recognized a comprehensive loss of $.325 million and $.363 million for its share of these swaps for the quarter and the nine months ended September 27, 2002, respectively.

Item 4.	Controls and Procedures

      Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, ACL carried out an evaluation, under supervision and with the participation of ACL’s management, including ACL’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ACL’s disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ACL’s disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q and ACL’s other periodic filings is recorded, processed, summarized and reported as and when required.

      There have been no significant changes in ACL’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date ACL completed its evaluation. Therefore, no corrective actions were taken.

PART II

OTHER INFORMATION

Item 3.     Defaults Upon Senior Securities

      ACL is not currently in default of any of its outstanding indebtedness, having recently entered into amendments of certain agreements relating thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits

Exhibit
No.	Description

10.1	Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit Agreement among American Commercial Lines LLC, American Commercial Lines Holdings LLC and JPMorgan Chase Bank.
10.2	First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 among American Commercial Lines Funding Corporation, American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA.
10.3	Release and Waiver of Employment and Termination of Employment Claims between American Commercial Barge Line LLC and Michael A. Khouri dated August 22, 2002.

Reports on Form 8-K

      ACL filed Current Reports on Form 8-K dated July 5, 2002 (relating to a change in ACL’s certifying accountants from PricewaterhouseCoopers LLP to Ernst & Young LLP) and August 12, 2002 (containing the Sarbanes-Oxley Act of 2002, Section 906 chief executive officer and chief financial officer certifications for ACL).

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, American Commercial Lines LLC has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN COMMERCIAL LINES LLC (Registrant)

Date: November 12, 2002	By: /s/ JAMES J. WOLFF ------------------------------------------------ Name: James J. Wolff Title: Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

      I, Michael C. Hagan, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Commercial Lines LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ MICHAEL C. HAGAN ------------------------------------------------ Michael C. Hagan Chief Executive Officer

CERTIFICATIONS

      I, James J. Wolff, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Commercial Lines LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ JAMES J. WOLFF ------------------------------------------------ James J. Wolff Chief Financial Officer