Form 10-K
period 2002-12-27
AMERICAN COMMERCIAL LINES LLC
filed 2003-03-27
CIK 1068078

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



                     FOR THE FISCAL YEAR ENDED DECEMBER 27, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes  [ ]     No  [X]

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. NOT APPLICABLE.
 AS OF MARCH 27, 2003, THE REGISTRANT HAD 100 MEMBERSHIP INTERESTS OUTSTANDING.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         AMERICAN COMMERCIAL LINES LLC

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   20

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   20
Item 6.   Selected Financial Data.....................................   20
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   37
Item 8.   Financial Statements and Supplementary Data.................   40
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   79

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   79
Item 11.  Executive Compensation......................................   80
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   84
Item 13.  Certain Relationships and Related Transactions..............   85
Item 14.  Controls and Procedures.....................................   85

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   85
Signatures............................................................   91
Certifications........................................................   92

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Annual Report on Form 10-K (the "Report") may constitute "forward-looking" statements as defined in Section 27A of the Securities Act of 1933 (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), the Private Securities Litigation Reform Act of 1995 (the "PSLRA") or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of American Commercial Lines LLC ("ACL"), or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward looking statements can be identified by, among other things, the use of forward-looking language, such as the words "plan," "believe," "expect," "anticipate," "intend," "estimate," "project," "may," "will," "would," "could," "should," "seeks" or "scheduled to," or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the "safe harbor" provisions of such laws. ACL cautions investors that any forward-looking statements made by ACL are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to ACL include, but are not limited to, the risks and uncertainties affecting our businesses described in Item 1, Business, Risk Factors -- Risks Associated With Our Business, Exhibit 99.1 hereto, in other securities filings by ACL and other important factors, including:

     - bankruptcy considerations, such as ACL's ability to: (i) continue as a going concern, (ii) operate in accordance with the terms of and maintain compliance with covenants of the DIP Credit Facility (as hereinafter defined) and other financing and contractual arrangements, (iii) obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases from time to time, (iv) develop, confirm and consummate a plan of reorganization with respect to the Chapter 11 cases described herein, (v) attract, motivate and retain key personnel, (vi) obtain and maintain normal terms with vendors and service providers, (vii) maintain contracts that are critical to our business and (viii) attract and retain customers;

     - substantial leverage and ability to service debt;

     - changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries;

     - general economic and business conditions, including cyclical or other downturns in demand, a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates; and

     - annual worldwide weather conditions, particularly those affecting North and South America.

     Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ from a projection or assumption in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties discussed under Item 1, Business -- Risks Associated With Our Business and elsewhere in this Report as well as in ACL's other filings with the Securities and Exchange Commission. The forward-looking statements contained in this Report are made only as of the date hereof and ACL does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

                                     PART I

ITEM 1.  BUSINESS

BANKRUPTCY CONSIDERATIONS

     During 2002 and the beginning of 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and it was unable to comply with its various debt covenants. As a result, ACL was unable to meet certain of its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL's direct parent (American Commercial Lines Holdings LLC ("ACL Holdings")), American Commercial Barge Line LLC ("ACBL"), Jeffboat LLC, Louisiana Dock Company LLC ("LDC") and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

     ACL and the other Debtors will continue to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined, however, ACL has the exclusive right to submit a plan of reorganization within the first 120 days of the Petition Date.

     ACL and the other Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations, and certain tax obligations, as a plan of reorganization is developed.

     Furthermore, the Debtors have entered into a Bankruptcy Court approved debtor-in-possession ("DIP") financing arrangement (which was originally entered into on January 31, 2003 and which was amended on March 13, 2003, the "DIP Credit Facility") that provides up to $75 million of financing. Current commitments under the DIP Credit Facility total $60 million, of which the Debtors have drawn $50 million, which was used to retire the Pre-Petition Receivables Facility (as hereinafter defined) and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facility (as hereinafter defined) and the Pre-Petition Receivables Facility, and bears interest, at ACL's option, at London InterBank Offered Rates ("LIBOR") plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates applicable in the event of a default under the DIP Credit Facility.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes (all as hereinafter defined) have occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date has not yet been established.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the Bankruptcy Code, applicable Bankruptcy rules and orders of the Bankruptcy Court. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and equity investors (ACL's indirect parent, Danielson Holding Corporation ("DHC"), controls and indirectly wholly owns 100% of the ACL equity interests) may be substantially altered. This could result in claims being allowed and/or satisfied in the Chapter 11 proceedings at less (possibly substantially less) than 100% of their face value, and the membership interests of ACL's equity investors being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investors will each have a vote in the plan of reorganization.

     The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy creditors.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors, security holders and equity holders. The ultimate recovery, if any, by creditors, security holders and equity holders (DHC and its subsidiaries own 100% of the equity interests in ACL Holdings, which wholly owns ACL and the other Debtors) will not be determined until, at the earliest, confirmation of a plan of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, ACL and the other Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of ACL and the other Debtors to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility, the ability of ACL and the other Debtors to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations.

HISTORY

     ACL, a Delaware limited liability company, was formed in April 1998 in connection with the conversion by merger of its predecessor American Commercial Lines, Inc. ("ACL Inc."), a Delaware corporation, into a limited liability company. ACL Inc. was formed in 1953 as the holding company for a family of barge transportation and marine service companies with an operating history beginning in 1915.

     In 1998, ACL was recapitalized by its owners pursuant to a Recapitalization Agreement, dated April 17, 1998, among CSX Corporation ("CSX"), Vectura Group Inc., a Delaware corporation now Vectura Group LLC ("Vectura"), a Delaware limited liability company, ACL Holdings, ACL and National Marine, Inc., a Delaware corporation now National Marine LLC ("National Marine"), a Delaware limited liability company, whereby ACL Holdings completed a recapitalization in a series of transactions (the "Recapitalization") and combined the barging operations of Vectura, National Marine and their subsidiaries with that of ACL.

     To finance the Recapitalization, ACL incurred secured debt under a Credit Agreement, dated June 30, 1998, with certain lenders and J.P. Morgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June, 2006, a $235.0 million Tranche C Term Loan due June, 2007 (collectively the "Term Loans") and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of

ACL in an aggregate principal amount of up to $100.0 million due June, 2005 (the "Revolving Credit Facility"). ACL also issued $300.0 million of unsecured
10 1/4% Senior Notes due June 2008 (the "Old Senior Notes"), pursuant to an indenture (the "Indenture") with United States Trust Company of New York, as trustee.

DANIELSON ACQUISITION AND RECAPITALIZATION OF ACL

     ACL is a wholly owned subsidiary of its parent holding company, ACL Holdings. ACL Holdings is an indirect wholly owned subsidiary of DHC.

     Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and noteholders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization and the debt restructuring described below and in Notes 1, 3 and 6 to consolidated financial statements.

     On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by DHC and certain DHC subsidiaries (collectively with DHC, "Danielson"). On April 15, 2002, ACL launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for a new series of 11.25% senior notes due January 1, 2008 (the "Senior Notes") and a new class of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the "PIK Notes").

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

     Upon completion of the Danielson Restructuring, ACL became an indirect wholly owned subsidiary of DHC. At that same time, SZ Investments, LLC increased its equity ownership in DHC to approximately 18%. SZ Investments, LLC is affiliated with Samuel Zell, DHC's Chief Executive Officer. Mr. Zell is also affiliated with HY I Investments, LLC, a holder of approximately 42% of ACL's Senior Notes and PIK Notes. Philip Tinkler (Chief Financial Officer of DHC) and William Pate (a director of DHC) are also officers of SZ Investments, LLC and HY I Investments, LLC.

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

     As noted earlier, ACL was unable to meet its payment and other obligations under these restructured loans and filed for protection under Chapter 11 of the Bankruptcy Code on January 31, 2003.

GENERAL

     ACL is an integrated marine transportation and service company, providing barge transportation and ancillary services. The principal cargoes carried are steel and other bulk commodities, grain, coal and liquids including a variety of chemicals, petroleum and edible oils. ACL supports its barging operations by providing towboat and barge design and construction and terminal services. ACL, through its domestic barging subsidiary American Commercial Barge Line LLC, is the leading provider of river barge transportation throughout the inland United States and Gulf Intracoastal Waterway Systems, which include the Mississippi, Illinois, Ohio, Tennessee and the Missouri Rivers and their tributaries and the Intracoastal Canals that parallel the Gulf Coast (collectively, the "Inland Waterways"). In addition, since expanding its barge transportation operations to South America in 1993, ACL has become the leading provider of barge transportation services on the Orinoco River in Venezuela and the Parana/Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia.

     ACL's position as a leader in South American barging was expanded on October 24, 2000, when an ACL 80% owned subsidiary, ACBL Hidrovias, Ltd. ("ACBLH"), entered into an agreement with UP River Holdings Ltd. ("Ultrapetrol") to combine the inland river barge transportation divisions of Ultrapetrol and ACBLH which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the joint venture company, UABL Limited ("UABL"). UABL operates 19 towboats and a combined fleet of 369 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

     At year end, ACBL's combined barge fleet was the largest in the United States, consisting of 3,551 covered and 609 open barges, used for the transportation of dry cargo, and 421 tank barges used for transportation of liquid cargo. ACBL's barge fleet is supported by the largest towboat fleet in the United States, consisting of 187 towboats at year end. ACBL has a strong and diverse customer base consisting of several of the leading industrial and agricultural companies in the United States.

     ACBL has numerous long-standing customer relationships, with 20 of its top 25 customers having been customers of ACBL for over 20 years. In many cases, these relationships have resulted in multi-year contracts with these customers. Certain long-term contracts provide for minimum tonnage or requirements guarantees, which allow ACBL to plan its logistics more effectively. Historically, a majority of ACBL's contracts for non-grain cargoes are at a fixed price [(with inflation-indexed escalation and fuel adjustment clauses)], increasing the stability and predictability of operating revenue. While ACL's customer base has remained relatively stable and certain of its operations provide steady rate levels and profit margins, its results of operations can be impacted by a variety of external factors. These factors include fluctuations in rates for shipping grain, which in turn affect rates for shipping other dry cargoes, weather and river conditions and fluctuations in fuel prices.

     ACL, through its Jeffboat LLC ("Jeffboat") subsidiary, designs and manufactures towboats and barges for ACBL, other ACL subsidiaries and third-party customers. Through its American Commercial Terminals LLC ("ACT") subsidiary, which operates two river terminal sites along the Inland Waterways, ACL supports its barging operations with transfer and warehousing capabilities for coal and liquid commodity products moving between barge, truck and rail. Other terminal locations are owned or operated by Global Materials Services LLC ("GMS"), a joint venture between ACT and Mid-South Terminal Company, L.P., an unaffiliated third party. Through its Louisiana Dock Company LLC subsidiary, ACL maintains facilities throughout the Inland Waterways that provide fleeting, shifting, cleaning and repair services for both towboats and barges, primarily to ACL but also to third-party customers.

     ACL's objective is to achieve earnings growth in its core barging business as well as its shipbuilding and terminals operations. Through effective coordination of its barging, shipbuilding, terminals, fleeting and other services, ACL reduces costs while maintaining each business unit's ability to generate third-party revenue. In addition, ACL believes it is a technology leader in the barging industry. ACL has made significant investments that allow it to maximize operating efficiency through technologies such as real-time cargo tracking. This investment in technology strengthens ACL's ability to compete by lowering its cost structure and enhancing the quality of the services and products provided.

     Over the past several years, ACL has been able to successfully complete and integrate multiple large acquisitions, including SCNO Barge Lines, Inc., Hines Incorporated The Valley Line Company, and the barging operations of Continental Grain Company, National Marine and Peavey Barge Line and the assets of the other inland marine transport divisions of ConAgra, Inc. ("Peavey").

     In recent years, ACL also has become the leading provider of river barge transportation in South America. ACL conducts its international operations mainly through American Commercial Lines International LLC and its foreign subsidiaries, ACBL de Venezuela, C.A., ACBL Dominicana SA and ACBL Hidrovias, Ltd. (collectively, "ACL International"), and through its investment in UABL. ACL International's fleet consisted at year end of six covered and 113 open hopper barges, three tank barges, seven deck barges and six towboats. Through UABL, ACL International participates in the operation of an additional 318 covered hoppers, 15 open hopper barges, 36 tank barges and 19 boats. ACL International entered the South American market in 1993 by establishing operations to serve a new customer's shipping needs along the Orinoco River in Venezuela. Since then, the focus of ACL International's strategy has been to serve customers that require reliable, low-cost marine transportation abroad. ACL International works closely with current and potential customers to establish mutually beneficial long-term contracts to serve these needs. By following this strategy, ACL International has become the leading provider of barge transportation on the Orinoco River in Venezuela and, through UABL, the leading provider of barge transportation on the Parana/ Paraguay River system serving Argentina, Brazil, Paraguay, Uruguay and Bolivia. Through formation of the ACBL Dominicana SA subsidiary in 2001, ACL International also began operations on the Higuamo River in the Dominican Republic. Because demand for transportation in South America is expected to grow and there are several consolidation opportunities in the South American market, ACL International has the opportunity to broaden the scope of its operations over the long term.

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

     Since 1980, the industry has been consolidating as acquiring companies have moved towards attaining the widespread geographic reach necessary to support major national customers. ACL's management believes the consolidation process will continue. Following Ingram Industries Inc.'s (which operated 1,700 barges and 62 towboats) acquisition of Midland Enterprises Inc. (which operated 2,300 barges and 80 towboats) on July 2, 2002, there are five major domestic barging companies that operate more than 1,000 barges. There are also 12 mid-sized operators that operate more than 200 barges, and approximately 14% of the barging capacity is held by small carriers that operate fewer than 200 barges. As the industry continues to consolidate, ACL believes that it could realize cost savings and synergies by merging smaller operators into its existing network.

COMPANY OPERATIONS

  DOMESTIC BARGING

     In 2002, ACBL maintained its position as the leading provider of barge transportation in the United States, operating over nearly 11,000 miles of the Inland Waterways and transporting a wide variety of commodities, including steel/other bulk commodities, grain, coal and liquids. ACBL is ranked first in the United States in terms of revenues, barges operated and gross tons hauled. In terms of annual riverborne tonnage, ACBL is the leading grain transporter in the industry, and is the second largest liquids transporter. As of year end, ACBL's fleet consisted of 4,160 dry cargo hopper barges and 421 double-skinned tank barges. ACBL operated 1,601 of these dry cargo hopper barges and 42 of these tank barges pursuant to charter agreements. The charter agreements have expiration dates ranging from one to fifteen years. ACBL expects generally to be able to renew or replace such charter agreements as they expire. Although ACBL does not expect to purchase a material number of new barges in the year 2003, ACBL has a program to renew its fleet through which certain third party lenders or entities will acquire new equipment from Jeffboat and lease that equipment to ACBL. ACBL anticipates that it will obtain 50 new barges through this program in 2003.

                    DOMESTIC FLEET PROFILE BY BARGE TYPE(1)

                                                                          AVERAGE AGE
                                                                            (YEARS)
                                                            NUMBER OF   ---------------
BARGE TYPES                                                  BARGES     ACBL   INDUSTRY
-----------                                                 ---------   ----   --------
Covered Hoppers...........................................    3,551      18       17
Open Hoppers..............................................      609      26       15
Tank Barges...............................................      421      22       22
                                                              -----
          Total...........................................    4,581      19       17
                                                              =====

---------------

(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below in this Report at Item 1, Business, Company Operations -- International Barging.

     In addition, at year end ACBL operated 187 towboats with an average age of approximately 26 years. No comparative industry data is available with respect to towboats. At year end, 48 of these towboats were operated by ACBL pursuant to charter agreements. The charter agreements have expiration dates ranging from one to five years. ACBL expects to be able to renew such charter agreements as they expire.

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

                       DOMESTIC TOWBOATS BY HORSEPOWER(1)

                                                              NUMBER OF   AVERAGE AGE
HORSEPOWER                                                    TOWBOATS      (YEARS)
----------                                                    ---------   -----------
6,700 -- 10,500.............................................      15          24
5,000 --  6,500.............................................      60          26
1,950 --  4,900.............................................      31          29
1,800 and below.............................................      81          26
                                                                 ---
          Total.............................................     187          26
                                                                 ===

---------------

(1) Includes both owned and chartered equipment and excludes marine equipment used in international operations. See below in this Report at Item 1, Business, Company Operations -- International Barging.

     ACBL's barging operations encompass four core commodity groups: steel/other bulk commodities, grain, coal and liquids. In terms of tonnage and revenue, grain and coal are ACBL's largest transport commodities with steel/other bulk commodities and liquids second and third, respectively.

                  ACL DOMESTIC BARGING OPERATIONS BY COMMODITY

                                     2002                                2001                                2000
                       ---------------------------------   ---------------------------------   ---------------------------------
                       REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %     REVENUE     %     TONNAGE     %
                       -------   -----   -------   -----   -------   -----   -------   -----   -------   -----   -------   -----
                                                           (DOLLARS AND TONNAGE IN MILLIONS)
Grain/Coal...........   $240      41.2    38.9      55.2    $270      42.4    40.9      56.5    $229      38.7    37.2      55.0
Bulk/Steel...........    162      27.8    23.3      33.0     167      26.3    23.2      32.0     153      25.8    22.1      32.7
Liquids..............     97      16.7     8.3      11.8     111      17.5     8.3      11.5     113      19.1     8.3      12.3
Other(1).............     83      14.3     0.0       0.0      88      13.8     0.0       0.0      97      16.4     0.0       0.0
                        ----     -----    ----     -----    ----     -----    ----     -----    ----     -----    ----     -----
         Total.......   $582     100.0    70.5     100.0    $636     100.0    72.4     100.0    $592     100.0    67.6     100.0
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

  INTERNATIONAL BARGING

     ACL launched its international barging operations in South America in 1993. ACL International currently operates on the Orinoco River, with headquarters in Puerto Ordaz, Venezuela, and through UABL on the Parana/Paraguay River system, with headquarters in Buenos Aires, Argentina. ACL International also operates on the Higuamo River in the Dominican Republic with headquarters in Santa Domingo. International operations generated 6% of ACL's 2002 operating revenue, and management expects revenues from international operations to increase in the coming years. ACL International's expansion in South America has been accomplished by introducing new equipment and technology to the South American river systems, utilizing systems used in the United States, developing new processes to meet local requirements and consolidating operations to improve efficiencies. ACL International expects to use its expertise to expand its barging operations into new regions.

           INTERNATIONAL FLEET PROFILE BY BARGE TYPE (EXCLUDES UABL)

                                                              NUMBER OF   AVERAGE AGE
BARGE TYPES                                                    BARGES       (YEARS)
-----------                                                   ---------   -----------
Covered Hoppers.............................................       6          17
Open Hoppers................................................     113          18
Tank Barges.................................................       3          30
Deck........................................................       7          10
                                                                 ---
          Total.............................................     129          18
                                                                 ===

     At year end, ACL International operated 20 dry cargo barges pursuant to charter agreements with expiration dates of one year. ACL International expects generally to be able to renew such charter agreements as they expire. In addition, ACL International operated six towboats.

BARGE AND TOWBOAT DESIGN AND MANUFACTURING

     Jeffboat manufactures both towboats and barges for ACBL, ACL International, and other customers primarily for inland river service, and also produces coastal and offshore equipment and other special purpose vessels such as cruise boats, casino boats, and U.S. Army Corps of Engineers vessels. Jeffboat has long been recognized as a leader in inland marine technology, incorporating designs and propulsion systems derived from ongoing model basin studies. Jeffboat also provides around-the-clock vessel repair services, including complete dry-docking capabilities, back-up support for emergency cargo salvage and equipment recovery, and full machine shop facilities for repair and storage of towboat propellers, rudders and shafts. In 2002, Jeffboat was a leading producer of inland barges in the United States, producing approximately one-third of the new supply of inland barges for the barging industry.

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

     Operations at Jeffboat were interrupted in 2002 by a strike of its unionized employees from April 30, 2002 until July 9, 2002.

     Due to sharply decreased demand for new barges and other marine equipment, Jeffboat has subsequently laid off a substantial number of its employees.

TERMINALS

     ACL's terminal subsidiary, ACT, directly operates two facilities located on the Inland Waterways at St. Louis, Missouri and Memphis, Tennessee. GMS, ACL's terminal joint venture, operates 22 terminal or warehouse facilities at Guntersville, Alabama; Jeffersonville and Evansville, Indiana; Louisville, Kentucky; Omaha and Nebraska City, Nebraska; Cincinnati, Ohio; Decatur, Alabama (two sites); Helena, Pine Bluff, West Memphis (two sites) and Ft. Smith (two sites), Arkansas; Chicago, Illinois; Industry, Pennsylvania (two sites); Memphis, Tennessee (two sites); Houston, Texas; and Vlissingen, The Netherlands. GMS also operates four service operations at Battle Creek, Michigan; Mingo Junction, Ohio; Brooklyn Junction, West Virginia; and Vancouver, Canada. In addition, GMS and ACL are equity investors in a terminal operation in Puerto Ordaz, Venezuela.

CUSTOMERS

     ACBL's primary customers include many of the nation's major industrial and agricultural companies. ACBL enters into a wide variety of short and long-term contracts with these customers ranging from annual one-year contracts to multi-year extended contracts with inflation adjustments. ACBL's top 25 customers accounted for 54% of ACL's fiscal 2002 operating revenue. One customer, Cargill, Inc., accounted for more than 10% of ACL's fiscal 2002 consolidated operating revenue.

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

PROPERTIES

     ACL owns or operates numerous land-based facilities that support its overall marine operations. These facilities include a major construction shipyard, two terminal facilities for cargo transfer and handling throughout the river system, 12 locations (which include 19 separate facilities and service operations) for the staging, fleeting, interchange and repair of barges and towboats and a corporate office complex in Jeffersonville, Indiana. An additional 26 terminal facilities and service locations are operated by GMS.

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

  USER FEES AND FUEL TAX

     Federal legislation requires that inland marine transportation companies pay a user fee in the form of a tax assessed upon propulsion fuel used by vessels engaged in trade along inland waterways that are maintained by the U.S. Army Corps of Engineers. Such user fees are designed to help defray the costs associated with replacing major components of the waterway system, including dams and locks, and to build new projects. A significant portion of the Inland Waterways on which ACL's vessels operate are maintained by the Corps of Engineers.

     ACL presently pays a federal fuel tax of 24.4 cents per gallon of propulsion fuel consumed by its towboats in certain geographic regions. Legislation has been proposed to repeal a portion (4.3 cents per gallon) of the federal fuel tax. In the future, existing user fees may be increased, and additional user fees imposed, to defray the costs of inland waterways infrastructure and navigation.

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

     - Pursuant to the Recapitalization, ACL assumed liability under an order from the U.S. Environmental Protection Agency ("EPA") under CERCLA, regarding contamination at the former Dravo Mechling property in Seneca, Illinois. ACL has complied with the terms of the order, which requires performance of site sampling and certain remediation at the site. As a result of these remediation efforts, the site has been materially remediated. The EPA and the State of Illinois have issued "no further remediation" letters to ACL indicating that neither entity will require further remediation. In 2001, ACL sold the Seneca, Illinois property to a third party. ACL is aware of no ongoing environmental issues or exposure with respect to this property.

     - Jeffboat was named a PRP at the Third Site in Zionsville, Indiana. Jeffboat has also received notice of potential liability with regard to waste allegedly transshipped from the Third Site to the Four County Landfill in Rochester, Indiana. The EPA has conducted an environmental site assessment of this property and has approved a work plan to conclude remediation of the site. The expected cost of the remediation has been funded by the various PRPs, of which Jeffboat has funded its percentage share (3.6%). At this time, no further expense associated with the remediation of Third Site is expected.

     - A group of barge operators, including National Marine, had barges cleaned at the SBA Shipyard in Houma, Louisiana, which is now conducting voluntary environmental remediation. ACL assumed National Marine's liability in this matter pursuant to the Recapitalization. The SBA Shipyard owner who previously funded the cleanup effort has become insolvent and, as a result, the barge operators involved have formed a group to fund remediation. The barge operators have funded their currently expected remediation expenses, of which ACL has a 55% share. The barge operator group has removed all liquid waste capable of being pumped from the site and the EPA has preliminarily approved a work plan to remove the solid waste. Remediation of the solid waste has not commenced as of the date of this Report, but is expected to commence within the next year.

     - EPS, Inc., a wholly-owned subsidiary of Vectura, is the owner of Connex Pipe Systems' closed solid waste landfill located in Marietta, Ohio ("Connex"). Liability for the monitoring and potential clean-up of Connex was assumed by ACL (up to $30,000 per year) pursuant to the Recapitalization. In 1986 Connex was subject to an Ohio consent judgment ("Consent Judgment") whereby it agreed to remediate and monitor the closed landfill for a period of three years. Connex complied with the Consent Judgment and in 1994 the Ohio Environmental Protection Agency ("Ohio EPA") issued a letter confirming Connex's compliance. However, the Ohio EPA changed its monitoring requirements in 1997 to require longer periods of monitoring for closed sites and attempted to apply those new rules to Connex. Connex, and other similarly situated companies, objected to the new rule which retroactively changed monitoring requirements. On November 30, 1998, the Ohio EPA issued a finalized guidance rule ("Final Guidance") applicable to Connex. ACL believes that the Final Guidance confirmed Connex's position that it had fully complied with the applicable monitoring requirements and owed no further monitoring. ACL believes that it has no further monitoring obligations at Connex and written confirmation from the Ohio EPA has been requested to confirm that ACL's monitoring responsibilities have ceased.

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

     - On July 10, 2002, a lawsuit was filed in Clark Circuit Court against Jeffboat, ACBL, ACL and DHC by two Jeffersonville, Indiana residents purporting to represent a class of individuals affected by alleged fugitive emissions from Jeffboat painting activity. The named plaintiffs, seeking actual and punitive damages, claim that fugitive paint emissions have diminished the value of their automobiles and other property, and seek redress under a variety of theories, including negligence and trespass. ACBL, ACL and DHC moved for and received a dismissal with prejudice. Jeffboat intends to defend this litigation vigorously and to contest any potential class certification.

     - Jeffboat, ACBL, ACL and DHC have also received a "Notice of Citizens Suit" concerning the alleged fugitive emissions and alleging other misconduct with respect to water pollution. The notice was filed by the two named plaintiffs in the class action described above and seven other individuals. The notice seeks to have state and federal authorities, who have previously inspected Jeffboat and found no violations, to take additional regulatory action against Jeffboat, or if they do not take such action, the right to sue to ask a federal court to redress their allegations. A resulting suit would not entitle the citizens to damages, but could result in the imposition of penalties payable to the government and liability for the plaintiffs' attorneys' fees. To date, no such action has been filed. Jeffboat would defend vigorously any resulting lawsuit against it.

     Because CERCLA liability is retroactive, it is possible in the future that ACL may be identified as a PRP with respect to other waste disposal sites, where wastes generated by ACL have been transported and disposed.

     As of December 27, 2002, ACL had reserves of approximately $0.4 million for environmental matters. ACL believes it has established reasonable and adequate reserves to cover its known environmental liabilities. However, given the uncertainties associated with such matters, there can be no assurance that liabilities will not exceed reserves.

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

INSURANCE

     ACL maintains protection and indemnity insurance ("P&I") to cover liabilities arising out of the ownership and operation of marine vessels. ACL maintains hull and machinery insurance policies on each of its vessels in amounts related to the value of each vessel. Each vessel is insured at its current fair market value; however, damage claims are subject to an annual aggregate deductible of $4 million. ACL maintains coverage for shore-side properties, shipboard consumables and inventory, spare parts, worker's compensation, and general liability risks. ACL maintains primary insurance and third party guaranty agreements as to its statutory liabilities for discharges of oil or hazardous substances under the federal Oil Pollution Act of 1990. In the future, ACL may elect to self-insure such primary statutory liability amounts; however, ACL currently maintains and expects to continue to maintain excess coverage for pollution liability. All insurance policies have been obtained and arranged through the Aon Insurance Brokerage Syndicate, other brokers or direct placement with commercial insurers, and maintained with underwriters in the United States, British and other markets.

     Insurance premiums for the coverages described above will vary from year to year depending upon ACL's loss record and market conditions. In order to reduce premiums, ACL maintains certain per occurrence deductible, annual aggregate deductible and self-insured retention levels that it believes are prudent and generally consistent with those maintained by other shipping companies.

EMPLOYEES

     As of December 27, 2002, on a consolidated basis, ACL employed 3,528 individuals. Of this total, 650 individuals were engaged in shore-side management and administrative functions, 2,111 individuals were employed as boat officers and crew members on its marine vessels, 745 individuals were engaged in production and repair activities at ACL's shipyard facilities, and 22 individuals were employed in production and hourly work activities at ACL's terminals. Six hundred of ACL's domestic shore-side employees are represented by unions. Most of these unionized employees (approximately 578) are represented by the International Brotherhood of Teamsters at ACL's Jeffboat shipyard facility, where the contract with the union expires in April 2007. One hundred twelve of ACL's South American employees are represented by unions.

RISK FACTORS

  RISKS ASSOCIATED WITH OUR BUSINESS

     The following risk factors could have a material adverse effect on ACL's business, financial condition and results of operations.

BANKRUPTCY-SPECIFIC RISKS

  UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS

     ACL's (references to ACL herein includes reference to ACL and the other Debtors) future results are dependent upon successfully obtaining approval, confirmation and implementation of a plan or plans of reorganization. ACL has not yet submitted such plan or plans to the Bankruptcy Court for approval and cannot make any assurance that it will be able to submit and obtain confirmation of any such plan or plans in a timely manner. Failure to confirm a plan or plans in a timely manner could adversely affect ACL's operating results, as ACL's ability to obtain financing to fund its operations and its relations with its customers may be harmed by protracted bankruptcy proceedings. Moreover, even following confirmation, consummation and implementation of a plan or plans of reorganization, ACL's operating results may be harmed by the possible reluctance of prospective lenders and customers to do business with a company that recently emerged from bankruptcy proceedings.

     Currently, it is not possible to predict with certainty the length of time ACL will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on the business of ACL or on the interests of the various creditors and stakeholders. Under the priority scheme established by the Bankruptcy Code, certain post-petition liabilities and pre-petition liabilities need to be satisfied before equity holders (DHC controls 100% of ACL's equity) can receive any distribution. The ultimate recovery to equity holders, if any, will not be determined until confirmation of a plan or plans of reorganization. There can be no assurance as to what value, if any, will be ascribed to the membership interests of ACL and the other Debtors in the bankruptcy proceedings, and the value of the equity could be substantially diluted or cancelled.

     ACL may, under certain circumstances, file motions with the Bankruptcy Court to assume or reject its executory contracts. An executory contract is one in which the parties have mutual obligations to perform (e.g., contracts of affreightment, charters, equipment leases and real property leases). Unless otherwise agreed, the assumption of a contract will require ACL to cure all prior defaults under the related contract, including all pre-petition liabilities. Unless otherwise agreed, the rejection of a contract is deemed to constitute a breach of the agreement as of the moment immediately preceding the Chapter 11 filing, giving the other party to the contract a right to assert a general unsecured claim for damages arising out of the breach. Additional liabilities subject to the proceedings may arise in the future as a result of the rejection of executory contracts, including leases, and from the determination of the Bankruptcy Court (or agreement by parties in interest) of allowed claims for contingencies and other disputed amounts. Conversely, the assumption of executory contracts and unexpired leases may convert liabilities shown as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, ACL is unable to project the magnitude of such claims with any degree of certainty.

     The potential adverse publicity associated with the Chapter 11 filing and the resulting uncertainty regarding ACL's future prospects may hinder ACL's ongoing business activities and its ability to operate, fund and execute its business plan by (i) impairing relations with existing and potential customers;
(ii) negatively impacting the ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally; (iii) limiting ACL's ability to obtain trade credit; (iv) and impairing present and future relationships with vendors and service providers.

     ACL has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to have a significant adverse affect on the results of operations and cash flows.

     The unsecured creditors committee appointed in the bankruptcy proceedings has the right to be heard on all matters that come before the Bankruptcy Court. There can be no assurance that the unsecured creditors committee will support ACL's positions in the bankruptcy proceeding or the plan(s) of reorganization once proposed, and disagreements between ACL and the committee could protract the bankruptcy proceedings, could negatively impact ACL's ability to operate during bankruptcy and could delay ACL's emergence from bankruptcy.

     Certain additional risk factors associated with the reorganization include, but are not limited to, the following: potential adverse developments with respect to ACL's liquidity, results of operations or ability to continue as a going concern; Bankruptcy Court approval of the motions filed by ACL from time to time; the availability of exit financing to facilitate emergence from Chapter 11 pursuant to a plan of reorganization; risks associated with third parties seeking and obtaining court approval (i) to terminate or shorten the exclusivity period for ACL to propose and confirm one or more plans of reorganization, (ii) for the appointment of a Chapter 11 trustee or (iii) to convert ACL's cases to Chapter 7 cases for the liquidation of its businesses; and the ability of ACL to execute on its business plans.

  POTENTIAL SALE OF ASSETS

     In connection with the development of alternative plans of reorganization, ACL will evaluate any and all proposals to maximize the value of all ACL's stakeholders, including the sale of certain of its remaining business lines. There can be no assurance that ACL will be able to consummate such asset sales or that any asset sales will be at or greater than the current net book value of such assets.

  ACL'S LIQUIDITY IS DEPENDENT ON A NUMBER OF FACTORS

     ACL's liquidity generally depends on cash provided by operating activities and access to the DIP Credit Facility. The ability of ACL to continue as a going concern (including its ability to meet post-petition obligations) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) ACL's ability to comply with the covenants of the DIP Credit Facility, (ii) the ability of ACL to maintain adequate cash on hand, (iii) the ability of ACL to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally and (vi) ACL's ability to achieve profitability following such confirmation.

COMPANY-SPECIFIC RISKS

  RISKS OF ADVERSE WEATHER AND RIVER CONDITIONS

     ACL's barging operations are affected by weather and river conditions. Varying weather patterns can affect river levels and cause ice in Northern United States river areas. For example, the Upper Mississippi River closes annually from approximately mid-December to mid-March and ice conditions can hamper navigation on the upper reaches of the Illinois River during the winter months. In addition, adverse river conditions affect towboat speed, tow size and loading drafts and can delay barge movements. Lock outages due to lock maintenance and/or other interruptions in normal lock operation can also delay barge movements. Jeffboat's waterfront location is subject to occasional flooding. Jeffboat's manufacturing operations that are conducted outdoors are also subject to weather conditions, which may adversely impact production schedules. Terminals may also experience operational interruptions as a result of weather and river conditions. It is likely that ACL's operations will be subject to adverse weather or river conditions in the future and there can be no assurance that such weather or river conditions will not have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  EXPOSURE TO GRAIN EXPORTS

     ACL's dry cargo barging business in North America is significantly affected by the level of grain export volume handled through the Gulf of Mexico ports. Grain exports can vary due to, among other things, crop harvest yield levels in the United States and abroad. Overseas grain shortages can increase demand for U.S. grain, while worldwide over-production can decrease the demand for U.S. grain. This variable nature of grain exports can result in temporary barge oversupply which can drive down freight rates. There can be no assurance that historical levels of North American grain export volume will be maintained in the future and, to the extent supply imbalances were to prevail for a significant period of time, they could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  SEASONALITY

     ACL's business is seasonal, and its quarterly revenues and profits historically have been lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest. In addition, working capital requirements fluctuate throughout the year. Adverse market or operating conditions during the last four months of the year could have a greater effect on ACL's business, financial condition, results of operations and cash flows than during other periods.

  VARIABILITY

     Freight transportation rates may fluctuate from season to season and year to year, which could result in varying levels of cash flow. The level of dry and liquid cargoes requiring transportation on the Inland Waterways will vary due to numerous factors, including global economic conditions and business cycles, domestic agricultural production/demand as well as international agricultural production/demand and the value of the U.S. dollar relative to other currencies. In addition, the number of barges and towboats in the overall industry fleet available to transport these cargoes will vary from year to year as older vessels are retired and scrapped and new vessels are constructed and placed into service. The resulting relationship between available cargoes and available vessels will vary with periods of low vessel availability and high cargo demand causing higher freight rates and periods of high vessel availability and low cargo demand causing lower freight rates. Significant periods of high vessel availability and low cargo demand could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

     The foregoing factors can also affect market rates. As contracts expire and terms are renegotiated at then current market rates, the level of revenue can vary relative to prior years. This has become more evident as the industry has shifted to shorter term contracts. The impact of these factors could be material and there can be no assurance that the rates at which contracts are renewed will not have a material adverse effect on ACL's business, financial condition, results of operations or cash flows.

  COMPETITION

     The barge business is highly competitive and there are few significant barriers to entry. Certain of ACL's principal competitors have greater financial resources and/or are less leveraged than ACL and may be better able to withstand and respond to adverse market conditions within the barging industry. There can be no assurance that such competition will not have a material adverse effect on ACL's business, financial condition, results of operations or cash flows or that ACL will not encounter increased competition in the future, which also could have a material adverse effect on its business, financial condition, results of operations or cash flows.

  EXPOSURE TO INTERNATIONAL ECONOMIC AND POLITICAL FACTORS

     ACL's operations may be affected by actions of foreign governments and global or regional economic developments. For example, global economic events such as foreign import/export policy or currency fluctuations, could affect the level of imports and exports. Foreign agricultural subsidies can also impact demand for U.S. agricultural exports. In addition, foreign trade agreements and each country's adherence to the terms of such agreements can raise or lower demand for U.S. imports and exports. National and international boycotts and embargoes of other countries' or U.S. imports and/or exports together with the raising or lowering of tariff rates will affect the level of cargoes requiring transportation on the Inland Waterways. Changes in the value of the U.S. dollar relative to other currencies will raise or lower demand for U.S. exports as well as U.S. demand for foreign produced raw materials and finished good imports. Such actions or developments could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  RISK OF PROVIDING SERVICES ABROAD

     Demand for ACL's services may be affected by economic and political conditions in each of the countries in which ACL provides services. ACL's foreign operations are also subject to other risks of doing business abroad, including fluctuations in the value of currencies (which may affect demand for products priced in U.S. dollars as well as local labor and supply costs), import duties, changes to import and export regulations (including quotas), possible restrictions on the repatriation of capital and earnings, labor or civil unrest, long payment cycles, greater difficulty in collecting accounts receivable and the burdens and cost of compliance with a variety of foreign laws, changes in citizenship requirements for purposes of doing business and government expropriation of operations and/or assets. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of ACL or that the political, cultural or economic climate outside the United States will be favorable to ACL's operations and growth strategy. See Item 7A., "Foreign Currency and Exchange Rate Risks", for a further discussion of ACL's exchange rate risks.

  EXPOSURE TO FUEL PRICES

     Fuel prices are subject to fluctuation as a result of domestic and international events. There can be no assurance that ACL will not experience increased fuel prices in the future, which could have a material adverse effect on its business, financial condition, results of operations and cash flows.

  REPLACEMENT NEEDS

     Barge and towboat replacement represents a significant cost for ACL, and ACL expects to replace approximately 50 barges in 2003 and approximately 200 per year during the next four years. Due to the variable nature of the barging industry and the freight transportation industry in general and the relatively long life of marine equipment, it is difficult for ACL and other barge companies to accurately predict equipment requirements. Accordingly, no assurance can be given that ACL will have sufficient equipment to satisfy market demand or that the industry will not have an oversupply of equipment. An oversupply of equipment could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

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

  DEPENDENCE ON KEY PERSONNEL

     ACL is dependent on the continued services of its senior management team. The loss of such key personnel could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  LABOR RELATIONS

     Although ACL believes that its relations with its employees and with the recognized labor unions are generally good, there can be no assurance that ACL will not be subject to work stoppages or other labor disruption and, if such events were to occur, that there would not be a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

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

     Federal, state and local governments could in the future enact laws or regulations concerning environmental matters that affect ACL's operations or facilities, increase its costs of operation, or adversely affect the demand for its services. ACL cannot predict the effect that such future laws or regulations could have on ACL. Nor can ACL predict what environmental conditions may be found to exist at its current or past facilities or at other properties where ACL or its predecessors have arranged for the disposal of wastes and the extent of liability that may result from the discovery of such conditions. It is possible that such future laws or undiscovered conditions could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

     ACL's domestic vessel operations are primarily regulated by the U.S. Coast Guard for occupational health and safety standards. ACL's domestic shore operations are subject to the U.S. Occupational Safety and Health Administration regulations. There can be no assurance that claims will not be made against ACL for work related illness or injury, or that the further adoption of occupational health and safety regulations in the

United States or in foreign jurisdictions in which ACL operates will not adversely affect its business, financial condition, results of operations and cash flows.

  OTHER GOVERNMENT REGULATION

     ACL's barging operations are subject to various laws and regulations, including international treaties, conventions, national, state and local laws and regulations and the laws and regulations of the flag nations of ACL's vessels, all of which are subject to amendment or changes in interpretation. Further, ACL is required by various governmental and quasi-governmental agencies to obtain and/or maintain certain permits, licenses and certificates respecting its operations. ACL's domestic towboats are in certain circumstances subject to a significant federal fuel use tax, which may be increased. Any significant changes in laws or regulations affecting ACL's operations, or in the interpretation thereof, could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Terrorist Attacks, War and the Risk of War

     The impact that terrorist attacks, such as those carried out on September 11, 2001, may have on the marine transportation industry in general, and on ACL in particular, is not known at this time. Such attacks, and the uncertainty surrounding them, may impact ACL's operations in unpredictable ways, including disruptions of rail lines, highways and fuel supplies and the possibility that ACL's facilities and vessels could be direct targets of, or indirect casualties of, an act of terror. In addition, war or risk of war may also have an adverse effect on the economy. A decline in economic activity could adversely affect ACL's revenues or restrict ACL's future growth. Instability in the financial markets as a result of terrorism or war could also affect ACL's ability to raise capital. Such attacks may lead to increased volatility in fuel costs and availability and could affect ACL's results of operations. In addition, the insurance premiums charged for some or all of the coverages ACL currently maintains could increase dramatically, or the coverages could be unavailable in the future. Any such events could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows.

  Small Number of Customers Account for a Substantial Portion of ACL's Revenues

     In 2002, ACL's largest customer, Cargill, Inc., accounted for more than 10% of ACL's revenues, while ACL's 25 largest customers accounted for approximately 54% of ACL's revenues.

RISKS RELATING TO ACL'S DEBT OBLIGATIONS

     ACL incurred significant debt in connection with the Recapitalization and the Danielson Recapitalization. After the recapitalizations, ACL experienced lower than expected revenues and earnings due in part to a deteriorating economy and a general slow down in the barging industry. After failing to complete an out-of-court financial restructuring alternative, ACL was unable to meet its financial obligations as they became due. Consequently, ACL filed a petition with the Bankruptcy Court in order to reorganize its capital and debt structure under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred. However, under Chapter 11, actions by creditors to collect claims on pre-petition debt are stayed or deferred unless specifically ordered by the Bankruptcy Court. If and when ACL emerges from bankruptcy it is likely that it will continue to be highly leveraged with substantial debt service obligations. ACL's Senior Credit Facilities and other indebtedness could be replaced by new credit facilities with substantial, and possibly more restrictive, covenants. Thus, ACL's leveraged position could have a material adverse effect on ACL's business, financial condition, results of operations and cash flows. For example, ACL's substantial leverage position after bankruptcy could:

     - limit ACL's ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

     - increase ACL's vulnerability to general adverse economic and industry conditions;

     - require ACL to dedicate a substantial portion of its cash flow from operations to the payment of principal of, and interest on, its indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures or other general corporate requirements;

     - limit ACL's flexibility in planning for, or reacting to, changes in its business and the industry in which it competes; and

     - place ACL at a competitive disadvantage compared to its less leveraged competitors.

ITEM 2.  PROPERTIES

     The information with respect to ACL's properties appearing in this Report at Item 1, Business -- Properties is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     ACL is named as a defendant in various lawsuits that have arisen in the ordinary course of its business. Claimants seek damages of various amounts for personal injuries, property damage and other matters. ACL believes that all material claims asserted under lawsuits of this description and nature are covered by insurance policies. ACL is not aware of any litigation that would be deemed material to the financial condition, results of operations or liquidity of ACL that is not covered by insurance coverages and policies, other than the environmental matters discussed in this Report at Item 1, Business -- Environmental Matters which is incorporated herein by reference.

     The description of ACL's bankruptcy proceedings appearing in this Report at
Item 1, Business -- Bankruptcy Considerations and at Item 7, Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Overview and Significant Events -- Bankruptcy, is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     ACL's membership interests are not registered or traded on any public trading market or stock exchange.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                            FISCAL YEARS ENDED
                               MAY 29, 2002    DEC. 29, 2001   ---------------------------------------------
                                    TO              TO         DEC. 28,    DEC. 29,    DEC. 31,    DEC. 25,
                               DEC. 27, 2002   MAY 28, 2002      2001        2000        1999        1998
                               -------------   -------------   ---------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA(1):
Operating revenue............    $ 428,047       $284,805      $ 788,501   $ 773,838   $ 739,136   $ 638,478
Operating expense............      414,054        303,195        723,140     717,530     664,544     575,729
Operating income.............       13,993        (18,390)        65,361      56,308      74,592      62,749
Other expense (income)(2)....        3,307            827          1,526      (7,409)     (3,048)        587
Interest expense.............       35,944         25,712         70,932      70,813      71,275      40,981
(Loss) earnings before income
  taxes, extraordinary items
  and cumulative effect of
  accounting changes.........      (25,258)       (44,929)        (7,097)     (7,096)      6,365      21,181
Income taxes (benefit).......          743           (919)           118       4,263       1,658     (64,263)
Extraordinary items(3).......           --             --         (1,885)        734          --          --
Cumulative effect of
  accounting changes(4)......           --             --            490          --       1,737          --
Net (loss) earnings..........      (26,001)       (44,010)        (5,820)    (12,093)      2,970      85,444
OTHER OPERATING DATA:
Towboats (at period end).....          193            193            193         206         204         201
Barges (at period end).......        4,710          5,005          5,083       5,103       4,397       4,372
Tonnage (thousands, for
  period ended)..............       45,205         29,401         75,546      71,224      71,903      68,749
OTHER FINANCIAL DATA:
Depreciation and
  amortization...............       37,407         21,824         55,497      56,014      51,222      46,337
Property additions...........        7,757          5,605         19,772      50,861      55,880      45,382
Net cash provided (used) by:
  Operating activities.......       26,578        (19,678)        24,588      30,782      94,602      78,665
  Investing activities.......       (7,326)        (7,476)         3,292     (24,192)    (59,156)    (62,572)
  Financing activities.......      (25,641)           786        (40,195)     22,137     (53,961)     26,338

                                                              DEC. 28,    DEC. 29,    DEC. 31,    DEC. 25,
                                              DEC. 27, 2002     2001        2000        1999        1998
                                              -------------   ---------   ---------   ---------   ---------
                                                          (DOLLARS IN THOUSANDS)
STATEMENT OF FINANCIAL
  POSITION DATA:
Cash and cash equivalents....                   $ 14,496      $  47,253   $  59,568   $  30,841   $  49,356
Working capital
  (deficiency)...............                   (602,073)      (681,674)   (107,354)    (16,525)     37,687
Properties -- net............                    585,785        464,133     509,443     559,777     541,415
Total assets.................                    813,594        757,936     787,538     776,096     838,530
Long-term debt, including
  current portion............                    555,573        608,519     658,055     712,807     758,900
Member's equity (deficit)....                     44,022       (148,019)   (142,618)   (132,072)   (130,395)

---------------

(1) ACL acquired the barging operations of National Marine, Inc. in 1998 and purchased Peavey in 2000. The results of operations and cash flows of these companies have been included from the date of the respective acquisitions. On May 29, 2002 Danielson Holding Company purchased ACL and elected push-down accounting which is reflected in the basis of ACL's properties and related depreciation.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND SIGNIFICANT EVENTS

BANKRUPTCY

     As also discussed in this Report at Item 1, Business -- Bankruptcy Considerations, during 2002 and the beginning of 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and it was unable to comply with its various debt covenants. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003, ACL and the other Debtors filed a petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

     ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined, however, ACL and the other Debtors have the exclusive right to file a plan of reorganization during the 120 day period following the Petition Date. If the exclusive period were to expire without being extended, other parties, such as the creditors of ACL and the other Debtors, would have the right to propose alternative plans for reorganization.

     In connection with the Chapter 11 filings, ACL and the other Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations, and certain tax obligations, as a plan of reorganization is developed.

     Furthermore, the Debtors entered into the DIP Credit Facility that provides up to $75 million of financing. As of February 2003, participating bank commitments under the DIP Credit Facility total $60 million, of which the Debtors have drawn $50 million, which was used to retire the Pre-Petition Receivables Facility (as hereinafter defined) and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facility (as hereinafter defined) and the Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility.

     The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes have occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date has not yet been established.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL's equity investors being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investors will each have a vote in the plan of reorganization.

     The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

     The Chapter 11 process presents inherent material uncertainty. It is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict (i) the length of time that the Debtors will continue to operate under the protection of Chapter 11, (ii) the outcome of the Chapter 11 proceedings in general, (iii) whether the Debtors will continue to operate in their present organizational structure, or (iv) the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors, security holders and equity holders. The ultimate recovery, if any, by creditors, security holders and equity holders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, ACL and the other Debtors urge that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of ACL and the other Debtors to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility, the ability of ACL and the other Debtors to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations.

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

     ACL seeks to enter into multi-year contracts at fixed prices (with inflation-indexed escalation and fuel adjustment clauses) with its customers. On a revenue basis, 51% of contracts in effect as of December 27, 2002 were for periods of greater than one year.

     ACBL's top 25 customers accounted for 54% of ACL's fiscal 2002 operating revenue. One customer, Cargill, Inc., accounted for more than 10% of ACL's fiscal 2002 consolidated operating revenue.

PRE-BANKRUPTCY FINANCIAL RESTRUCTURING OF ACL

     Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001, and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and note holders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson Recapitalization and the debt restructuring described below and in Notes 1, 3 and 6 to consolidated financial statements.

     ACL's original secured debt was issued pursuant to a Credit Agreement, dated June 30, 1998, with certain lenders and JPMorgan Chase Bank (formerly, The Chase Manhattan Bank), as administrative agent (the "Senior Credit Facilities"), consisting of a $200.0 million Tranche B Term Loan due June 2006, a $235.0 million Tranche C Term Loan due June 2007 and a revolving credit facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $100.0 million due June 2005 (the "Revolving Credit Facility"). ACL also had outstanding $295.0 million of unsecured 10.25% Senior Notes due June 2008 (the "Old Senior Notes").

     On March 15, 2002, ACL entered into a definitive recapitalization agreement regarding the acquisition and recapitalization of ACL (the "Danielson Recapitalization") by DHC and certain DHC subsidiaries (collectively with DHC, "Danielson"). On April 15, 2002, ACL launched an exchange offer pursuant to which ACL offered to exchange the Old Senior Notes for a new series of 11.25% senior notes due January 1, 2008 (the "Senior Notes") and a new class of 12% pay-in-kind senior subordinated notes due July 1, 2008 (the "PIK Notes").

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

     Upon completion of the Danielson Restructuring, ACL became an indirect wholly owned subsidiary of DHC. At that same time, SZ Investments, LLC increased its equity ownership in DHC to approximately 18%. SZ Investments, LLC is an affiliate of Samuel Zell, DHC's Chief Executive Officer. Another affiliate of Mr. Zell, HY I Investments, LLC, is a holder of approximately 42% of ACL's Senior Notes and PIK Notes.

     As of May 29, 2002, after the $25.0 million reduction in outstanding term loans, and after the $50.0 million Revolving Credit conversion to a "Tranche A Term Loan," ACL's secured debt issued under the amended Senior Credit Facilities consisted of a $46.6 million Tranche A Term Loan due June 30, 2005, a $134.0 million Tranche B Term Loan due June 30, 2006, a $157.7 million Tranche C Term Loan due June 30, 2007 (collectively the "Term Loans") and the Revolving Credit Facility providing for revolving loans and the issuance of letters of credit for the account of ACL in an aggregate principal amount of up to $50.0 million due June 30, 2005. As of December 27, 2002, the outstanding balance under the Term Loans was $313.3 million and the outstanding balance under the Revolving Credit Facility was $41.0 million in cash borrowings and $9.0 million in letters of credit. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of December 27, 2002 were: Tranche A - 6.00%; Tranche B - 6.25%; and Tranche C - 6.50%. ACL also had outstanding principal of $137.1 million in new Senior Notes and $116.1 million in new PIK Notes as of December 27, 2002. $6.5 million in principal of the Old Senior Notes remain outstanding. The Senior Notes and PIK Notes are unsecured.

     Effective May 29, 2002, ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced with a Receivables Purchase Agreement also among American Commercial Lines Funding Corporation, ACBL, Jupiter Securitization Corporation and Bank One, NA (the "Pre-Petition Receivables Facility") having substantially the same terms as the previous receivables facility. The Pre-Petition Receivables Facility was retired on January 31, 2003 with funds from the DIP Credit Facility.

PRE-BANKRUPTCY JEFFBOAT STRIKE

     On July 3, 2002, Jeffboat and its unionized employees represented by the International Brotherhood of Teamsters, Local No. 89, agreed upon a new collective bargaining agreement, ending a two month long strike. The previous collective bargaining agreement had expired on April 29, 2002 and the unionized employees chose to strike from April 30, 2002 until July 9, 2002, when they returned to work pursuant to the terms of the new collective bargaining agreement.

ADDITIONAL FINANCIAL RESTRUCTURING PRIOR TO BANKRUPTCY AND CHAPTER 11 FILING

     As discussed in this Report at Item 1, Business, in response to weak market and poor economic conditions during the last half of 2002 and because of ACL's highly leveraged financial position, ACL filed for protection under Chapter 11 of the Bankruptcy Code. Prior to the Chapter 11 filing, ACL had been pursuing other financial restructuring alternatives, which are described below.

     ACL's Senior Credit Facilities and the indentures governing the Senior Notes and the PIK Notes (the "Indentures") contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios, rent adjusted maximum leverage ratios and interest coverage ratios. Compliance with financial ratios is measured at the end of each quarter. The Indentures also contain certain cross default provisions. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonality and other risk factors inherent in its business.

     The Senior Credit Facilities also contain provisions which require mandatory prepayments of the Term Loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as certain excess cash flow.

     In late 2002, ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Pre-Petition Receivables Facility, which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Pre-Petition Receivables Facility. Subsequent to the notice of default, Bank One and ACL agreed to an amendment to the Receivables Facility which permitted ACL to continue utilizing the Receivables Facility, although the loss reserve and certain facility fees were increased and the termination date changed from May 29, 2003 to January 31, 2003.

     Subsequent to the notice of default from Bank One, ACL obtained an amendment (the "Amendment") of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of December 27, 2002. At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment.

     Although management had been working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, ACL was unable to complete an out-of-court restructuring and management believed it was probable that ACL would not be in compliance with Senior Credit Facility covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities.

     On December 31, 2002, ACL elected to exercise its rights under the Indentures to postpone the interest payments due on the Senior Notes and Old Senior Notes for thirty days. This resulted in an event of default under the Senior Credit Facilities and the Pre-Petition Receivables Facility.

     As a result of the factors discussed above, ACL was unable to meet its financial obligations as they became due and ACL filed for Chapter 11 under the Bankruptcy Code on January 31, 2003 and is currently operating as a debtor-in-possession under the Bankruptcy Code. ACL is funding its operations with normal cash flows from operations and with proceeds from and access to the DIP Credit Facility.

ACL'S OVERALL STRATEGY

     Subject to the return of more favorable market and operating conditions and the successful emergence from Chapter 11 reorganization, ACL intends to continue to pursue a strategy of growth in its core business units. ACL's pursuit of growth through strategic acquisitions has created value through synergies and economies of scale that have enhanced ACL's long-term results of operations. ACL's previous acquisitions have included:

     - SCNO Barge Lines, Inc. in 1988, Hines Incorporated in 1991, The Valley Line Company in 1992, Continental Grain's barging operations in 1996 and National Marine's barging operations in 1998;

     - On May 26, 2000 ACL entered into an agreement to purchase or lease substantially all of the long-term assets of Peavey. This added more than 900 covered hopper barges to ACL's existing fleet of inland marine barges; and

     - On October 24, 2000, an ACL 80% owned subsidiary, ACBLH, entered into an agreement with Ultrapetrol to combine the inland river barge transportation divisions of ACBLH and Ultrapetrol which operate on the Parana/Paraguay River system in South America. ACBLH has a 50% ownership interest in the newly formed company, UABL. UABL operates 20 towboats and a combined fleet of 374 dry cargo and tank barges. UABL serves commodity shippers in Argentina, Bolivia, Brazil, Paraguay and Uruguay. UABL seeks to further consolidate its position in the Parana/Paraguay River system market through acquisitions, and intends to pursue this strategy in 2003.

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

ACL'S FLEET

     The size of ACL's combined domestic and international fleet, including owned and leased barges, over the past three years is as follows:

             DOMESTIC AND INTERNATIONAL FLEET PROFILE BY BARGE TYPE
                               (NUMBER OF BARGES)

                                                         DECEMBER 27,    DECEMBER 28,   DECEMBER 29,
BARGE TYPES                                                  2002*           2001           2000
-----------                                              -------------   ------------   ------------
Covered Hoppers........................................      3,551          3,865          3,965
Open Hoppers...........................................        728            772            673
Tank Barges............................................        424            439            458
Deck Barges............................................          7              7              7
                                                             -----          -----          -----
          Total........................................      4,710          5,083          5,103
                                                             =====          =====          =====

---------------

* In addition ACL operates 318 covered hoppers, 15 open hoppers and 36 tank barges through its participation in UABL.

     The average age of ACL's domestic barge fleet is currently 19 years, compared with an industry average of 17 years. These barges have an expected life of approximately 25 to 30 years. In addition, at year end ACBL operated 187 towboats domestically, with an average age of 26 years. ACL International operates 129 barges, with an average age of 18 years, six towboats and in addition, through UABL, 369 barges with an average age of 17 years and 19 towboats.

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

RESULTS OF OPERATIONS

     As a result of the acquisition of ACL by Danielson, ACL's assets and liabilities were adjusted to estimated fair value under push down purchase accounting. ACL's consolidated financial statements for the periods ended before May 29, 2002 were prepared using ACL's historical basis of accounting. Although a new basis of accounting began on May 29, 2002, management has summarized the results for the year ended December 27, 2002 below by combining the periods before and after May 29, 2002 together as ACL believes presentation of these periods on a combined basis to be meaningful for comparison purposes. Except as noted below, the impact on results of operations related to push down purchase accounting has not materially affected the comparability of the periods.

  YEAR ENDED DECEMBER 27, 2002 COMPARED WITH YEAR ENDED DECEMBER 28, 2001

     ACL follows a 52/53 week fiscal year ending on the last Friday in December of each year.

     Operating Revenue. Operating revenue for the year ended December 27, 2002 decreased 9.6% to $712.9 million from $788.5 million for the year ended December 28, 2001. The revenue decrease was primarily due to lower domestic barging freight rates and volumes, the strike at Jeffboat, lower sales at Jeffboat from reduced customer orders and the loss of revenue associated with the sale of terminals in 2001, partially offset by increased revenue from ACL's international business units.

     Domestic barging revenue decreased $54.2 million to $581.8 million primarily due to lower barging rates for grain, bulk, coal and liquid freight, lower liquid freight volume, lower coal freight volume, lower demurrage revenue and lower towing revenue, partially offset by increased grain freight volumes primarily due to better operating conditions in the first half of the year and increased bulk freight volume as a result of increased demand in the last six months of the year.

     International barging revenue increased $2.3 million to $38.9 million primarily due to increased revenue from ACL's Dominican Republic unit which began operation in the third quarter of 2001, a new operation in Venezuela to move bauxite tonnage during the low water navigation season and the sale of logistics services to a third party barge operator in Venezuela to transport equipment from the United States to Venezuela. The increase was partially offset by the absence of payments for minimum contract tonnage in Venezuela. International terminal revenue, included in the other revenue segment, increased to $3.8 million from $3.1 million due to increased volume through the terminal in Venezuela.

     Revenue at Jeffboat decreased $21.2 million to $81.7 million primarily due to lower volume of hopper and tank barge sales as a result of the strike in the second quarter and lower customer orders.

     Operating Expense. Operating expense for the year ended December 27, 2002 decreased 0.8% to $717.2 million from $723.1 million for the year ended December 28, 2001. Domestic barging expenses increased $10.1 million to $592.9 million primarily due to lower gains on property dispositions, higher consulting and legal fees primarily associated with the Danielson Recapitalization and other debt restructuring, higher depreciation and pension expense as a result of purchase accounting adjustments and higher equipment repair expense, partially offset by reduced fuel prices, lower barge freight volume, better operating conditions in the first half of 2002 and lower boat depreciation expense due to a change in the estimated useful life of towboats. Average fuel prices before user tax decreased 11 cents per gallon to 71 cents per gallon in 2002 on a volume of 105 million gallons. Operating expenses for 2002 include $14.1 million in fees associated with the Danielson Recapitalization and other debt restructuring, $6.3 million in higher depreciation due to purchase accounting adjustments and $1.9 million in additional pension expense also associated with purchase accounting adjustments. Operating expenses for 2001 include a $16.5 million gain on property dispositions primarily from the sale of towboats and marine repair shipyard assets and $1.2 million in fees associated with debt restructuring.

     International barging expenses increased $2.7 million to $34.0 million, largely due to expenses associated with providing logistics services to a third party barge operator in Venezuela, an increase in expenses from ACL's Dominican Republic unit, which began operation in the third quarter of 2001 and additional expenses associated with operations during low water periods in Venezuela.

     Jeffboat's expenses decreased $15.9 million to $82.2 million, due to lower volume of hopper and tank barge construction as a result of the strike in the second quarter of 2002 and a lower volume of hopper and oversized tank barge construction during the last six months of 2002.

     Interest Expense. Interest expense for 2002 decreased to $61.7 million from $70.9 million for 2001. The decrease was due to lower LIBO Rates, which are the basis for certain interest rate adjustments under ACL's Senior Credit Facilities, lower outstanding balances of Senior Notes and a lower outstanding balance under the Senior Credit Facilities. The decrease was partially offset by higher interest rates on the Senior Notes, the inclusion of Vessel Leasing LLC interest expense in 2002 and higher amortization of debt discount in 2002 compared to amortization of debt issuance cost in 2001.

     Income Tax (Benefit) Expense. Income taxes for the year decreased to a benefit of $0.2 million from $0.1 million in expense for 2001 due to the reversal of foreign tax expense that was previously accrued related to a tax matter in South America. ACL's domestic corporate subsidiaries, except ACL Capital Corp., are limited liability companies. ACL passes its U.S. federal and substantially all of its state taxable income to its Parent, whose equity holders are responsible for those income taxes.

     Extraordinary Item -- Gain (Loss) on Early Extinguishment of Debt. The gain for 2001 is a result of ACL's purchase in the open market of $5.0 million par value of a portion of ACL's Senior Notes for a discount.

     Cumulative Effect of Accounting Change. The $0.5 million loss for 2001 was due to recognition of a loss on the fair value of an interest rate cap as a result of ACL's adoption of FASB Statement No. 133 as of December 30, 2000.

  YEAR ENDED DECEMBER 28, 2001 COMPARED WITH YEAR ENDED DECEMBER 29, 2000

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

     International barging and terminal revenues fell $0.3 million to $39.7 million primarily due to ACL's share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 according to the equity method, compared to the consolidating of revenue from the Argentine operation during the first ten months of 2000. This decrease was partially offset by increased revenue from equipment charters to the UABL venture. Increased revenue from additional bauxite freight revenue in Venezuela, additional revenue recognized in 2001 for settlement of minimum contract tonnage in Venezuela, continuing revenue from a terminal operation in Venezuela that began in the fourth quarter of 2000, and the start of barging operations in the Dominican Republic in 2001 also contributed to offset the fall in revenue.

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

     International barging and terminal expenses fell $5.2 million to $33.9 million, largely due to ACL's share of the net earnings from UABL being reported, net of expenses, as an other income item in 2001 according to the equity method, compared to the consolidating of expense from the Argentine operation during the first ten months of 2000. The decrease was partially offset by increased expense from the additional movement of bauxite in Venezuela, the operation of the terminal in Venezuela and the start of barging operations in the Dominican Republic.

     Jeffboat's expenses decreased $17.7 million to $98.1 million, due to the lower hopper barge, small tank barge and towboat construction volumes, partially offset by an increase in large tank barge construction volume. Lower steel prices and improved productivity also contributed to the decline in expense at Jeffboat.

     Interest Expense. Interest expense for 2001 increased to $70.9 million from $70.8 million for 2000. The increase is due to higher interest rate spreads as a result of the amendment to the Senior Credit Facilities, a higher outstanding balance on the revolver in 2001 as compared to 2000 and higher debt amortization as a result of fees associated with the amendment to the Senior Credit Facilities. The increase was offset by lower LIBO Rates, which are the basis for certain interest rate adjustments under ACL's Senior Credit Facilities, lower Term Loan balances and lower other debt balances.

     Gain on Sale of Watercom. The gain on the sale of ACL's membership interest in Watercom was $11.4 million in 2000.

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

OUTLOOK

     Domestic barging demand for bulk, steel and liquid commodities is expected to remain at 2002 levels for the first half of 2003. The domestic barging demand for grain freight is driven by the supply of and demand for corn and other grains. The U.S. Department of Agriculture currently forecasts 2002/2003 crop year corn exports of 1.75 billion bushels and Sparks Company Inc., a private grain forecast service, predicts 2002/2003 crop year corn exports of 1.725 billion bushels as compared to actual exports of 1.89 billion bushels for the 2001/2002 crop year.

     In the first quarter of 2003, the average price of fuel consumed by ACBL vessels is expected to increase $0.27 per gallon from the $.71 per gallon average price for 2002. ACBL vessels will consume approximately 110 million gallons annually and generally ratably throughout the year. ACBL has contract price adjustment clauses which provide protection for approximately 55% of gallons consumed. Contract adjustments are deferred one quarter. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of its expected fuel consumption during the second quarter of 2003.

     Management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

CRITICAL ACCOUNTING POLICIES

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

     The consolidated financial statements have been prepared on a going concern basis which assumes continuity of operations and realization of assets and settlement of liabilities in the ordinary course of business. The financial statements do not give effect to any adjustment to the carrying value of assets or amounts and adjustments of liabilities that might be necessary as a result of the ACL Chapter 11 filing. Critical accounting policies that affect the reported amounts of assets and liabilities on a going concern basis include revenue recognition; expense estimates for harbor and towing service charges, insurance claim loss deductibles and employee benefit plans; impairment of long-lived assets and asset capitalization policies.

     The primary source of ACL's revenue, barge transportation revenue, is recognized on a percentage of completion basis. The proportion of barge transportation revenue to be recognized is determined by applying a percentage to the contractual charges for such services. The percentage is determined by dividing the number of miles from the loading point to the position of the barge as of the end of the accounting period by the total miles from the loading point to the barge destination as specified in the customer's freight contract. The position of the barge at accounting period end is determined by locating the position of the boat with the barge in tow through use of a global positioning system. The recognition of revenue based upon the percent of voyage completion results in a better matching of revenue and expenses. Marine construction, repair and harbor service revenue is recognized based upon the completed contract method. Losses are accrued if construction costs are expected to exceed construction contract revenue. Terminal revenue is recognized as services are performed.

     Harbor and towing service charges are estimated as service incidents occur based upon recent historical charges by vendor for the same type of service event. Service events are recorded by vendor and location in ACL's barge tracking system. Vendor charges are estimated for these events based on current published vendor rates. Vendor charges can vary based upon the number of boat hours required to complete the service, the grouping of barges in vendor tows and the quantity of man hours and materials required. ACL management believes it has recorded sufficient liabilities for these services. Changes to these estimates could have a significant impact on ACL's financial results.

     Liabilities for insurance claim loss deductibles include accruals for the uninsured portion of personal injury, property damage, cargo damage and accident claims. These accruals are estimated based upon historical experience with similar claim incidents. The estimates are recorded upon the first report of a claim and are updated as new information is obtained. The amount of the liability is based on the type and severity of the claim and an estimate of future claim development based on current trends and historical data. ACL management believes it has recorded sufficient liabilities for these claim incidents. These claims are subject to significant uncertainty related to the results of negotiated settlements and other developments. As claims develop, ACL may have to change its estimates and these changes could have a significant impact on ACL's consolidated financial statements.

     Assets and liabilities of ACL's defined benefit plans are determined on an actuarial basis and are affected by the estimated market value of plan assets, estimates of the expected return on plan assets, and discount rates. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense ultimately recognized, impacting ACL's results of operations. The liability for post-retirement medical benefits is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in health care costs. Changes in the discount rate and differences between actual and expected health care costs will affect the recorded amount of post-retirement benefits expense, impacting ACL's results of operations.

     ACL is self-insured for the medical benefit plans covering most of its employees. ACL estimates it's liability for claims incurred by applying a lag factor to ACL's historical claims and administrative cost experience. The validity of the lag factor is evaluated periodically and revised if necessary. Although management believes the current estimated liabilities for medical claims are reasonable, changes in the lag in reporting claims, changes in claims experience, unusually large claims, and other factors could materially affect the recorded liabilities and expense, impacting financial condition and results of operations.

     ACL management periodically reviews long-lived assets for impairment. Cash flows by operating unit are estimated based upon long-term historical trends, management's knowledge of the relationship between the supply of barges and the demand for barge transportation and construction services and management's estimates of future trends regarding significant operating revenues and costs. These estimates are subject to uncertainty. ACL's significant assets have been preliminarily appraised in conjunction with the Danielson recapitalization. Based on these preliminary appraisals and the estimates of future cash flows, management believes that ACL's long-lived assets are not impaired.

     Asset capitalization policies have been established by ACL management to conform to generally accepted accounting principles. Repairs that extend the original economic life of an asset or that enhance the original functionality of an asset are capitalized and amortized over their estimated economic life. Routine engine overhauls that occur on a one to three year cycle are expensed when they are incurred. The costs of purchasing or developing software are capitalized and amortized over the estimated economic life of the software.

     See Note 2 of the Notes to Consolidated Financial Statements for a further discussion of significant accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

     During 2002 and the beginning of 2003, the decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession caused ACL's revenues and earnings to fail to meet expectations and ACL's liquidity was significantly impaired. As a result, ACL was unable to meet its financial obligations as they became due and debt covenant violations occurred. On January 31, 2003, ACL and the other Debtors filed a petition with the Bankruptcy Court to reorganize under Chapter 11 of the Bankruptcy Code. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

     As a result of the foregoing and other events, ACL has classified all of its long-term debt as current debt.

     ACL's ability to generate cash sufficient to fund its cash requirements for the next twelve months, including capital expenditures for fleet maintenance, working capital, interest payments and scheduled principal payments on the DIP Credit Facility, is also dependent on:

     - the absence of unusually adverse weather conditions during 2003 which if adverse, could reduce or eliminate ACL's ability to navigate on certain river segments, adversely affect ACL's operational efficiencies and reduce overall volumes transported; and

     - the absence of a material adverse effect on ACL's business from the Chapter 11 proceedings and the other risks addressed in this Report in the section titled "Forward Looking and Cautionary Statements" and at
       Item 1, Risk Factors, the other securities filings referenced therein, including, but not limited to, changing market, labor, legal and regulatory conditions and trends in the barge and inland shipping industries and general economic and business conditions, including a prolonged or substantial recession in the United States or certain international commodity markets such as the market for grain exports, significant pricing competition, unanticipated additions to industry capacity, fuel costs and interest rates.

ACL INDEBTEDNESS

     Significant changes in ACL's credit facilities during 2002 are discussed above in "Overview and Significant Events." As of December 27, 2002, ACL had outstanding indebtedness of $614.3 million. This includes $313.3 million drawn under the Term Loans, $41.0 million drawn under the Revolving Credit Facility, $137.1 million aggregate principal amount of Senior Notes, $116.1 million of PIK Notes, $6.5 million in Old Senior Notes and $0.3 million in other notes. The debt included in ACL's financial statements also includes $39.7 million in outstanding principal of bonds guaranteed by the U.S. Maritime Administration that are obligations of Vessel Leasing. Since ACL is applying push down accounting effective with Danielson's acquisition of ACL, ACL's debt was adjusted to fair value at the acquisition date. The total amount of the unamortized discount as of December 27, 2002 is $57.4 million. The difference between the principal amount of the debt and its fair value is being accreted as interest expense over the term of the debt under the effective interest method. Accordingly, as of December 27, 2002, the carrying value of the new Senior Notes is $128.5 million, the carrying value of the PIK Notes is $68.8 million and the carrying value of the Old Senior Notes is $5.0 million.

     As of December 27, 2002, ACL also had $1.6 million in outstanding capital lease obligations which are included in other current and long-term liabilities, had securitized $39.3 million of the trade receivables of two subsidiaries (which Pre-Petition Receivables Facility was paid off on January 31, 2003 with proceeds from the DIP Credit Facility) and had an outstanding loan guarantee for $2.9 million in borrowings of an entity in Venezuela in which ACL has an equity investment.

     ACL had no available borrowings under the Revolving Credit Facility as of December 27, 2002, as $9.0 million of letters of credit had been issued under the facility and $41 million of revolving loans were outstanding. ACL had $14.5 million cash on deposit in bank accounts as of December 27, 2002.

     As of the date of this Report, ACL has also entered into the DIP Credit Facility, under which it has drawn $50.0 million. Terms of the DIP Credit Facility are discussed in this Report at Item 1, Business -- Bankruptcy Considerations.

     The Senior Credit Facilities and the Indentures contain a number of covenants with specified financial ratios and tests including, with respect to the Senior Credit Facilities, maximum leverage ratios which could lead to an event of default which could result in acceleration of the debt, higher interest rates or other adverse consequences. The Indenture also contains certain cross default provisions. Compliance with financial ratios is measured at the end of each quarter. ACL's ability to meet the financial ratios is affected by adverse weather conditions, seasonal market conditions and other risk factors inherent in its business. Lender remedies for ACL's current defaults under the Senior Credit Facilities and Indentures have been stayed during the pendency of the Chapter 11 proceedings, however, ACL has ongoing compliance obligations with respect to its DIP Credit Facility. These and other risk factors are discussed in this Report at Item 1, Business -- Risk Factors and are also discussed in and incorporated by reference from Exhibit 99.1, Risk Factors, appended to this Report.

NET CASH, CAPITAL EXPENDITURES AND CASH FLOW

     Net cash provided by operating activities was $6.9 million, $24.6 million and $30.8 million for fiscal 2002, 2001 and 2000, respectively. The decrease in net cash from operating activities in 2002 compared with 2001 was primarily due to lower operating results as a result of the reduced operating revenue described above and costs incurred for consulting and legal fees associated with the Danielson Recapitalization, partially offset by reduced interest payments in 2002. The decrease in net cash from operating activities in 2001 compared with 2000 was primarily due to a small increase in inventories in 2001 compared to a large inventory reduction in 2000 and due to two interest payments on the senior notes being remitted in 2001 compared to one payment remitted in 2000, partially offset by the timing of cash disbursements related to accounts payable. Net cash from operating activities, as well as DHC's cash investment, were used primarily for repayment of third-party debt and capital expenditures in 2002. Net cash flows from operating activities and proceeds from sales of assets were used primarily for capital expenditures in 2001 and 2000, as well as repayment of third party debt in 2001.

     Capital expenditures were $13.4 million, $25.6 million and $57.0 million in 2002, 2001 and 2000, respectively. Expenditures in 2001 and 2000 include $5.8 million and $6.1 million, respectively, in expenditures associated with capital leases. Cash expenditures included $1.9 million, $0.4 million and $48.0 million for domestic marine equipment and $1.8 million, $3.4 million and $2.9 million for foreign investments in 2002, 2001 and 2000, respectively. The remaining $9.7 million in domestic cash capital expenditures in 2002 was primarily for marine equipment maintenance.

     Management expects capital expenditures in 2003 to be approximately $23 million and to be primarily for fleet maintenance. Additional operating lease expense to provide fleet replacement equipment will be mostly offset by reductions in existing barge charter rates.

     Other investing activities, consisting primarily of expenditures for the purchase and development of computer software, were $3.8 million, $4.6 million and $5.1 million in 2002, 2001 and 2000, respectively. Management expects these expenditures to be approximately $3.2 million in 2003.

     At December 27, 2002 and December 28, 2001, ACL had $39.3 million and $51.0 million, respectively, outstanding under the Pre-Petition Receivables Facility, its accounts receivable securitization facility discussed above, and had $27.6 million and $22.6 million, respectively, of net residual interest in the securitized receivables which is included in "Accounts Receivable, Net" in ACL's consolidated financial statements. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. In 2002, ACL received gross proceeds of $24.1 million from the sale of receivables and made gross payments of $35.8 million under the Pre-Petition Receivables Facility. The Pre-Petition Receivables Facility was paid off on January 31, 2003 with proceeds from the DIP Credit Facility.

     Demand for freight moved by ACL barges is influenced by the economic demand for the cargoes. A decrease in that demand could adversely affect ACL's operating cash flows. Some cargoes are more highly dependent upon general economic conditions, such as certain liquid and steel cargoes which have experienced softening in demand over the past year.

     Cash flows from ACL's barging and manufacturing operations are also affected by weather and river conditions. Extreme weather conditions can have a materially adverse affect on ACL's operating cash flows.

     ACL has various environmental matters that could have an impact on its financial condition, results of operations and cash flows. These environmental matters are discussed in this Report at Item 3, Legal Proceedings.

     Management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

CHANGES IN CREDIT RATINGS

     On January 2, 2003, the debt rating agency Standard & Poor's lowered its rating on ACL's Senior Notes to 'D' from 'CCC-' and its rating on ACL's Senior Subordinated Notes to 'CC' from 'CCC-'. Also on January 2, 2003 the rating on ACL's Senior Credit Facilities was lowered to 'CCC+' from 'B-'. The bank loan rating and subordinated debt rating remained on CreditWatch with negative implications.

     On January 7, 2003, the debt rating agency Moody's Investors Services lowered its rating on ACL's Senior Credit Facilities from 'B3' to 'Caa1', its rating on ACL's Senior Notes to 'Caa3' from 'Caa2', and its rating on ACL's Senior Subordinated Notes to 'Ca' from 'Caa3'.

     On January 31, 2003, the debt rating agency Standard & Poor's lowered its rating on ACL's Senior Subordinated Notes to 'D' from 'CC' and its rating on ACL's Senior Credit Facilities was lowered to 'D' from 'CCC+'. The Senior Note debt rating, which had been lowered to 'D' on January 2, 2003, remained unchanged. The bank loan and subordinated debt ratings were removed from CreditWatch, where they had been placed November 14, 2002.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENT SUMMARY

     A summary of ACL's contractual commitments under debt and lease agreements appears below. The table assumes that ACL's debt principal payments are not accelerated.

                            CONTRACTUAL OBLIGATIONS

                                                                PAYMENTS DUE BY YEAR
                                             ----------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
CONTRACTUAL OBLIGATIONS                      TOTAL    ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
-----------------------                      ------   ---------   -----------   ----------   ----------
                                                               (DOLLARS IN MILLIONS)
Long-Term Debt.............................  $613.0     $ 3.2       $124.2        $200.7       $284.9
Revolving Credit Facility..................    41.0      41.0           --            --           --
Capital Lease Obligations..................     2.0       0.5          0.9           0.6           --
Operating Leases*..........................   215.8      38.4         57.7          39.8         79.9
Unconditional Purchase Obligations.........      --        --           --            --           --
Other Long-Term Obligations................      --        --           --            --           --
                                             ------     -----       ------        ------       ------
Total Contractual Cash Obligations.........  $871.8     $83.1       $182.8        $241.1       $364.8
                                             ======     =====       ======        ======       ======

---------------

* Operating leases having initial or remaining non-cancelable lease terms longer than one year.

     A summary of ACL's other commercial commitments appears below.

                             COMMERCIAL COMMITMENTS

                                                      AMOUNT OF COMMITMENT EXPIRATION PER YEAR
                                              ---------------------------------------------------------
                                                      LESS THAN     ONE TO       FOUR TO     AFTER FIVE
OTHER COMMERCIAL COMMITMENTS                  TOTAL   ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
----------------------------                  -----   ---------   -----------   ----------   ----------
                                                                (DOLLARS IN MILLIONS)
Lines of Credit.............................  $  --     $ --         $ --         $  --         $ --
Standby Letters of Credit...................    9.0       --          5.0            --          4.0
Guarantees..................................    2.9      2.9           --            --           --
Standby Repurchase Obligations..............     --       --           --            --           --
Other Commercial Commitments................     --       --           --            --           --
                                              -----     ----         ----         -----         ----
Total Commercial Commitments................  $11.9     $2.9         $5.0         $  --         $4.0
                                              =====     ====         ====         =====         ====

     Additional disclosures regarding these obligations and commitments can be found in this Report at Item 8, Financial Statements, Notes 6 and 9 in the Notes to Consolidated Financial Statements.

FUEL HEDGING AND INTEREST RATE CAP

     During 2002, ACL used forward purchases of diesel fuel to provide protection against increases in prices of diesel fuel used to operate ACL's vessels. The 2002 forward purchases were swap agreements whereby ACL locked into a fixed future price at the time of purchase. Diesel fuel was not actually delivered under these future purchases. Instead the swap was settled when due and ACL paid or received a dollar amount based on the difference in the fixed future price and the actual price index for the settlement month. Due to cash collateral requirements imposed by ACL's broker as a result of increased volatility in the fuel market, ACL settled its hedge position in January 2003. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of its expected fuel consumption during the second quarter of 2003.

     The fair value of the net swap is the difference between the future price of the fuel index as of the date of valuation and the fixed future price established at the time each individual contract is purchased, multiplied by the number of gallons purchased. In 2002, ACL typically entered into one forward contract each month for gallons associated with freight bookings that have fixed price commitments with no contract fuel adjustment protection clauses. The fair value of the contracts outstanding at December 27, 2002 was $0.19 million.

                     FAIR VALUE OF CONTRACTS AT PERIOD END

                                                              (DOLLARS IN MILLIONS)
Fair value of contracts outstanding at the beginning of
  2002......................................................         $(0.40)
Contracts realized or otherwise settled during 2002.........         $ 0.05
Fair value of new contracts when entered into during the
  period....................................................         $ 0.00
Changes in fair value attributable to changes in valuation
  techniques and assumptions................................         $ 0.00
Other changes in fair values................................         $ 0.19
Fair value of contracts outstanding at the end of the
  period....................................................         $ 0.19

                                                              MATURITY LESS
                                                                THAN ONE
SOURCE OF FAIR VALUE                                              YEAR        TOTAL
--------------------                                          -------------   -----
Prices provided by other external sources...................      $0.19       $0.19

     ACL also has an interest rate cap agreement on a notional amount of $202 million in debt. The agreement expires August 11, 2003 and has a fair value of zero as of December 27, 2002. The fair value of the cap agreement has been provided by an external source.

     For additional disclosures regarding non-exchange traded contracts, please refer to this Report at Item 8, Financial Statements, Note 11 in the Notes to Consolidated Financial Statements.

RELATED PARTY TRANSACTIONS

     ACL has transactions with various related parties, primarily affiliated entities accounted for by the equity method. ACL believes that the terms and conditions of those transactions are in the aggregate not materially more favorable or unfavorable to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

     On July 24, 2002, the Board of Directors of DHC amended DHC's 1995 Stock and Incentive Plan and granted stock options to management of ACL for 1,560,000 shares of DHC common stock. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. ACL accounts for stock options under the intrinsic value method based on APB 25, "Accounting for Stock Issued to Employees". Because the market price of DHC common stock has been lower than the exercise price of the options since the date of grant, no expense has been recognized in the accompanying financial statements.

     On May 29, 2002, DHC issued 339,040 shares of restricted DHC common stock to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as other capital with an offset to unearned compensation in member's equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced.

     ACL recorded terminal service expense with GMS of $.3 million for the period December 29, 2001 through May 28, 2002; $.6 million for the period May 29, 2002 through December 27, 2002; $.4 million for fiscal year 2001; and $.2 million for fiscal year 2000. In 2001, ACL received $12.0 million from GMS for the sale of terminals and proceeds from the condemnation of a terminal. ACL recognized a gain of $1.9 million from these transactions.

     ACL recorded charter income from UABL of $4.5 million for the period December 29, 2001 through May 28, 2002, $5.9 million for the period May 29, 2002 through December 27, 2002, $11.1 million for the year 2001 and $2.1 million for the year 2000. ACL also recorded administrative fee expenses to UABL of $3.2 million for the period December 29, 2001 through May 28, 2002, $4.3 million for the period May 29, 2002 through December 27, 2002, $7.7 million for the year 2001 and $1.5 million for the year 2000. ACL sold used barges to UABL for $0.8 million in 2001. Charter rates are established at fair market value based upon similar transactions. As of December 27, 2002, ACL has recorded $6.3 million in accounts receivable from UABL. As of December 28, 2001, ACL has recorded $13.4 million in accounts receivable and $8.4 million in other current liabilities with UABL.

     ACL recorded $1.5 million in revenue from the sale of terminal services to GMS Venezuela CA ("GMSV") in 2002. As of December 27, 2002, ACL has recorded $3.8 million in accounts receivable from loans and advances to GMSV. ACL also guarantees a $2.9 million loan to GMSV from the International Finance Corporation. The guarantee is due to expire in 2003.

     ACL consolidated Vessel Leasing beginning in May 2002. Before the consolidation, ACL, through its subsidiary, Jeffboat, sold new barges for $47.8 million to Vessel Leasing in 2001. Jeffboat recognized the profit associated with the sales of barges to Vessel Leasing over the life of the lease prior to Vessel Leasing being consolidated. ACL recorded $3.9 million in capital leases with Vessel Leasing in 2001. All of the other barges were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1.7 million in 2001. Charter rates and sales of barges are established at fair market value based upon similar transactions.

     See also the information contained in this Report at Item 13, Certain Relationships and Related Transactions -- Affiliate Agreements.

BACKLOG

     ACL's backlog represents firm orders for barge transportation and marine equipment. The backlog for barge transportation was approximately $529 million and $760 million at December 27, 2002 and December 28, 2001, respectively. This backlog ranges from one to nine years with approximately 49% expected to be filled in 2003. The backlog for marine equipment construction was approximately $47 million and $69 million at December 27, 2002 and December 28, 2001, respectively. The backlog for marine equipment is one year with 100% expected to be filled in 2003.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. ACL adopted SFAS 144 in the first quarter of 2002. The provisions of SFAS 144 did not have an impact on ACL's financial statements during the year ended December 27, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period" a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management expects to adopt SFAS 146 in 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ACL is exposed to certain market risks which are inherent in its financial instruments and which arise from transactions entered into in the normal course of business. A discussion of ACL's primary market exposures in financial instruments is presented below.

FUEL PRICE RISK

     At December 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notional amount of approximately $4.4 million and a fair value of approximately $0.19 million, which has been recorded in accounts receivable with the offset to fuel expense. Under these agreements, ACL will paid fixed prices for fuel ranging from $0.69 to $0.80 per gallon. There were 6.1 million gallons remaining on the contracts at December 27, 2002. However, due to cash collateral requirements imposed by ACL's broker as a result of increased volatility in the fuel market, ACL settled its hedge position in January 2003. In March 2003, ACL made a forward fuel purchase and purchased an option to protect from fuel price increases on substantially all of its expected fuel consumption during the second quarter of 2003.

     For the year ended December 27, 2002, the entire change in fair value resulted in realized gains of $.05 million and an unrealized gain of $.19 million which are recorded in fuel expense in the consolidated statement of operations. ACL estimates that at December 27, 2002, a 10% change in the price per gallon of fuel would have changed the fair value of the existing fuel rate swap contracts by $0.4 million.

     Fuel consumed in 2002 represented approximately 11% of ACL's operating expenses. About half of ACL's long-term contracts contain clauses under which increases in fuel costs are passed on to customers thereby reducing the fuel price risk.

     Based on ACL's 2003 projected fuel consumption, a one cent change in the average annual price per gallon of fuel would impact ACL's annual operating income by approximately $0.3 million (compared to the 2001 projection of $0.3 million), after the effect of escalation clauses in long-term contracts and fuel rate swap and cap agreements currently in place.

     See also the information contained in this Report at Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Fuel Hedging and Interest Rate Cap.

INTEREST RATE AND OTHER RISKS

     At December 27, 2002, ACL had $354.3 million of floating rate debt outstanding, which represented the outstanding balance of the Senior Credit Facilities. A 1% change in interest rates would change interest expense by $3.5 million annually.

     On August 11, 2000, ACL entered into an interest rate cap agreement which limits ACL's base LIBOR to 7.5% on a notional amount of $201.8 million, corresponding to that amount of floating rate debt outstanding which is based on LIBOR. The agreement is designed to hedge ACL's exposure to future increases in market interest rates. As of December 27, 2002, the fair value of the interest rate cap agreement was zero. ACL accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability in the consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value will be recorded as other comprehensive income (loss). The remaining change in fair value is recorded as other expense (income) in the consolidated statement of operations.

     At December 27, 2002, ACL had sold at a discount based upon commercial paper rates, $39.3 million of the accounts receivable of two subsidiaries. ACL has the right to repurchase these receivables. At this amount outstanding, a 1% change in the commercial paper rates would change other expense by $0.4 million annually.

     ACL also records in other assets or liabilities in the accompanying condensed consolidated statement of financial position, with the offset recorded as comprehensive income (loss), changes in the fair value of interest rate swap agreements entered into by GMS, an entity in which ACL has a 50% ownership interest accounted for by the equity method. GMS has four interest rate swaps with a total notional amount of $31.5 million and a fair value of $2.7 million (liability) as of December 27, 2002, through which GMS pays fixed rates of 4.5% to 7.7% and receives LIBOR or a municipal bond swap index.

FOREIGN CURRENCY EXCHANGE RATE RISKS

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

     The Venezuelan government promulgated new currency control laws in February 2003, which restrict the free convertibility of U.S. dollars and Venezuelan bolivar currencies in Venezuela. Although ACL International's Venezuelan subsidiary, ACBL de Venezuela, C.A. ("ACBLV"), has contracts denominated in U.S. dollars, it pays certain expenses incurred in the performance of such contracts, such as crew wages and fuel, in bolivars. The restrictions on ACBLV's ability to convert U.S. dollars to bolivars for the payment of these expenses could have an adverse impact on ACL. ACL is evaluating the overall effect of the new Venezuelan currency control laws and waiting for the new rules to be promulgated for a full assessment of the impact, if any.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                  FISCAL YEARS ENDED
                                                                              ---------------------------
                                       MAY 29, 2002 TO    DECEMBER 29, 2001   DECEMBER 28,   DECEMBER 29,
                                      DECEMBER 27, 2002    TO MAY 28, 2002        2001           2000
                                      -----------------   -----------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue...........................      $420,013            $279,807          $729,692       $771,749
  Revenue from related parties......         8,034               4,998            58,809          2,089
                                          --------            --------          --------       --------
                                           428,047             284,805           788,501        773,838
OPERATING EXPENSE
  Materials, Supplies and Other.....       184,332             138,092           341,606        334,872
  Restructuring Cost................           565              13,493                --             --
  Rent..............................        29,896              23,121            56,711         49,463
  Labor and Fringe Benefits.........        97,021              65,760           166,041        163,251
  Fuel..............................        49,348              30,434            93,560         88,094
  Depreciation and Amortization.....        37,407              21,824            55,497         56,014
  Gain on Property Dispositions,
     Net............................            --                (455)          (16,498)        (1,686)
  Taxes, Other Than Income Taxes....        15,485              10,926            26,223         27,522
                                          --------            --------          --------       --------
     Total Operating Expenses.......       414,054             303,195           723,140        717,530
                                          --------            --------          --------       --------
OPERATING INCOME (LOSS).............        13,993             (18,390)           65,361         56,308
OTHER EXPENSE (INCOME)
  Interest Expense..................        35,944              25,712            70,932         70,813
  Other, Net........................         3,307                 827             1,526          4,009
  Gain on Sale of Watercom..........            --                  --                --        (11,418)
                                          --------            --------          --------       --------
                                            39,251              26,539            72,458         63,404
                                          --------            --------          --------       --------
LOSS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE.......       (25,258)            (44,929)           (7,097)        (7,096)
INCOME TAXES (BENEFIT)..............           743                (919)              118          4,263
                                          --------            --------          --------       --------
LOSS BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE............................       (26,001)            (44,010)           (7,215)       (11,359)
EXTRAORDINARY ITEM -- GAIN (LOSS) ON
  EARLY EXTINGUISHMENT OF DEBT......            --                  --             1,885           (734)
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE............................            --                  --              (490)            --
                                          --------            --------          --------       --------
NET LOSS............................      $(26,001)           $(44,010)         $ (5,820)      $(12,093)
                                          ========            ========          ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2002           2001
                                                              ------------   ------------
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents.................................   $  14,496      $  47,253
  Cash, Restricted..........................................       6,328             --
  Accounts Receivable, Net..................................      41,113         41,383
  Accounts Receivable -- Related Parties....................      10,544         13,402
  Materials and Supplies....................................      34,384         31,335
  Other Current Assets......................................      25,580         29,633
                                                               ---------      ---------
     Total Current Assets...................................     132,445        163,006
PROPERTIES -- Net...........................................     585,785        464,133
PENSION ASSETS..............................................      20,806         26,067
INVESTMENTS IN EQUITY INVESTEES.............................      64,029         67,684
OTHER ASSETS................................................      10,529         37,046
                                                               ---------      ---------
          Total Assets......................................   $ 813,594      $ 757,936
                                                               =========      =========

                                       LIABILITIES
CURRENT LIABILITIES
  Accounts Payable..........................................   $  33,301      $  29,737
  Accrued Payroll and Fringe Benefits.......................      15,713         17,206
  Deferred Revenue..........................................      10,364         11,890
  Accrued Claims and Insurance Premiums.....................      26,547         24,200
  Accrued Interest..........................................      16,429         18,659
  Short-Term Debt...........................................      41,000         84,000
  Current Portion of Long-Term Debt.........................     555,573        608,519
  Other Current Liabilities.................................      35,423         42,072
  Other Current Liabilities -- Related Parties..............         168          8,397
                                                               ---------      ---------
          Total Current Liabilities.........................     734,518        844,680
LONG-TERM DEBT..............................................          --             --
PENSION LIABILITY...........................................      15,072         18,907
OTHER LONG-TERM LIABILITIES.................................      19,982         42,368
                                                               ---------      ---------
          Total Liabilities.................................     769,572        905,955
                                                               ---------      ---------

                                MEMBER'S EQUITY (DEFICIT)
Member's Interest...........................................      85,025        220,074
Other Capital...............................................       1,429        166,580
Unearned Compensation.......................................      (1,132)            --
Retained Deficit............................................     (26,001)      (532,816)
Accumulated Other Comprehensive Loss........................     (15,299)        (1,857)
                                                               ---------      ---------
          Total Member's Equity (Deficit)...................      44,022       (148,019)
                                                               ---------      ---------
          Total Liabilities and Member's Equity (Deficit)...   $ 813,594      $ 757,936
                                                               =========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                          FISCAL YEARS ENDED
                                                                                      ---------------------------
                                               MAY 29, 2002 TO    DECEMBER 29, 2001   DECEMBER 28,   DECEMBER 29,
                                              DECEMBER 27, 2002    TO MAY 28, 2002        2001           2000
                                              -----------------   -----------------   ------------   ------------
                                                                    (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss..................................      $(26,001)           $(44,010)         $ (5,820)      $(12,093)
  Adjustments to Reconcile Net Loss to Net
    Cash Provided by (Used in) Operating
    Activities:
    Depreciation and Amortization...........        37,407              21,824            55,497         56,014
    Interest Accretion and Debt Issuance
      Cost Amortization.....................         4,033               1,245             4,413          3,062
    Impairment of Barges....................            --                  --                --          3,865
    Gain on Property Dispositions...........            --                (455)          (16,498)        (1,686)
    Gain on Sale of Watercom................            --                  --                --        (11,418)
    Other Operating Activities..............         2,751              (5,422)           (1,735)        (3,621)
    Changes in Operating Assets and
      Liabilities:
      Accounts Receivable...................       (10,329)             (3,240)          (12,010)        (2,547)
      Materials and Supplies................         2,111              (5,160)           (1,384)        13,890
      Accrued Interest......................        15,407              10,332               413         10,557
      Other Current Assets..................         6,595              (3,149)           (4,998)        (3,715)
      Other Current Liabilities.............        (5,396)              8,357             6,710        (21,526)
                                                  --------            --------          --------       --------
      Net Cash Provided by (Used In)
         Operating Activities...............        26,578             (19,678)           24,588         30,782
INVESTING ACTIVITIES
  Property Additions........................        (7,757)             (5,605)          (19,772)       (30,554)
  Purchase of Barging Assets................            --                  --                --        (31,500)
  Investment in Vessel Leasing LLC..........            --                  --            (6,808)            --
  Proceeds from Property Dispositions.......         1,089                 988            23,918          4,089
  Net Change in Restricted Cash.............           236                  --                --             --
  Proceeds from Sale of Terminals...........            --                  --             7,818             --
  Proceeds from Property Condemnation.......            --                  --             2,730             --
  Proceeds from Sale of Watercom............            --                  --                --         13,600
  Proceeds from Sale of Restricted
    Investments.............................            --                  --                --         25,288
  Other Investing Activities................          (894)             (2,859)           (4,594)        (5,115)
                                                  --------            --------          --------       --------
      Net Cash (Used in) Provided by
         Investing Activities...............        (7,326)             (7,476)            3,292        (24,192)
FINANCING ACTIVITIES
  Danielson Holding Corporation
    Investment..............................            --              25,000                --             --
  Short-Term Borrowings.....................         7,000                  --            17,250         66,750
  Long-Term Debt Repaid.....................       (28,353)            (25,190)          (47,937)       (54,752)
  Bank Overdrafts...........................        (1,785)              1,149            (6,670)        10,075
  Debt Costs................................        (1,035)                 --            (3,463)            --
  Other Financing Activities................        (1,468)               (173)              625             64
                                                  --------            --------          --------       --------
      Net Cash (Used in) Provided by
         Financing Activities...............       (25,641)                786           (40,195)        22,137
                                                  --------            --------          --------       --------
Net (Decrease) Increase in Cash and Cash
  Equivalents...............................        (6,389)            (26,368)          (12,315)        28,727
Cash and Cash Equivalents at Beginning of
  Period....................................        20,885              47,253            59,568         30,841
                                                  --------            --------          --------       --------
      Cash and Cash Equivalents at End of
         Period.............................      $ 14,496            $ 20,885          $ 47,253       $ 59,568
                                                  ========            ========          ========       ========
Supplemental Cash Flow Information:
  Interest Paid.............................      $ 13,061            $ 36,595          $ 65,504       $ 57,107
  Income Taxes Paid.........................           306               1,104             1,175          5,685

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

              CONSOLIDATED STATEMENT OF MEMBER'S EQUITY (DEFICIT)

                                                                                            ACCUMULATED
                                                                               RETAINED        OTHER
                                        MEMBER'S      OTHER       UNEARNED     EARNINGS    COMPREHENSIVE
                                        INTEREST     CAPITAL    COMPENSATION   (DEFICIT)   INCOME (LOSS)     TOTAL
                                        ---------   ---------   ------------   ---------   -------------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Balance at December 31, 1999..........  $ 220,074   $ 162,105     $    --      $(513,914)    $   (337)     $(132,072)
Comprehensive Loss:
  Net loss............................         --          --          --        (12,093)          --        (12,093)
  Foreign currency translation........         --          --          --             --         (147)          (147)
                                        ---------   ---------     -------      ---------     --------      ---------
        Total Comprehensive Loss......         --          --          --        (12,093)        (147)       (12,240)
Contribution of capital by CSX........         --       1,694          --             --           --          1,694
                                        ---------   ---------     -------      ---------     --------      ---------
Balance at December 29, 2000..........    220,074     163,799          --       (526,007)        (484)      (142,618)
Cumulative Effect of Accounting Change
  as of December 30, 2000.............         --          --          --             --         (300)          (300)
Comprehensive Loss:
  Net loss............................         --          --          --         (5,820)          --         (5,820)
  Net loss on fuel swaps designated as
    cash flow hedging instruments.....         --          --          --             --         (271)          (271)
  Net loss on interest rate swaps
    designated as cash flow hedging
    instruments.......................         --          --          --             --         (747)          (747)
  Foreign currency translation........         --          --          --             --          (55)           (55)
                                        ---------   ---------     -------      ---------     --------      ---------
        Total Comprehensive Loss......         --          --          --         (5,820)      (1,073)        (6,893)
Contribution of capital by CSX........         --       2,781          --             --           --          2,781
Consolidation of ACL Funding Corp.....         --          --          --           (989)          --           (989)
                                        ---------   ---------     -------      ---------     --------      ---------
Balance at December 28, 2001..........    220,074     166,580          --       (532,816)      (1,857)      (148,019)
Comprehensive Loss:
  Net loss............................         --          --          --        (44,010)          --        (44,010)
  Net gain on fuel swaps designated as
    cash flow hedging instruments.....         --          --          --             --          174            174
  Net gain on interest rate swaps
    designated as cash flow hedging
    instruments.......................         --          --          --             --          228            228
  Foreign currency translation........         --          --          --             --         (219)          (219)
                                        ---------   ---------     -------      ---------     --------      ---------
        Total Comprehensive Loss......         --          --          --        (44,010)         183        (43,827)
Other.................................         --        (373)         --             --           --           (373)
                                        ---------   ---------     -------      ---------     --------      ---------
Balance at May 28, 2002...............    220,074     166,207          --       (576,826)      (1,674)      (192,219)
Elimination of historical equity......   (220,074)   (166,207)         --        576,826        1,674        192,219
Acquisition of ACL by Danielson
  Holding Corporation.................     82,256          --          --             --           --         82,256
Acquisition of Vessel Leasing.........      2,769          --          --             --           --          2,769
Issuance of restricted Parent Company
  common stock........................         --       1,695      (1,695)            --           --             --
Amortization of unearned
  compensation........................         --          --         297             --           --            297
Cancellation of restricted Parent
  Company common stock................         --        (266)        266             --           --             --
Comprehensive Loss:
  Net loss............................         --          --          --        (26,001)          --        (26,001)
  Net gain on fuel swaps designated as
    cash flow hedging instruments.....         --          --          --             --           68             68
  Net loss on interest rate swaps
    designated as cash flow hedging
    instruments.......................         --          --          --             --         (290)          (290)
  Foreign currency translation........         --          --          --             --          408            408
  Minimum pension liability
    adjustment........................         --          --          --             --      (15,485)       (15,485)
                                        ---------   ---------     -------      ---------     --------      ---------
        Total Comprehensive Loss......         --          --          --        (26,001)     (15,299)       (41,300)
                                        ---------   ---------     -------      ---------     --------      ---------
Balance at December 27, 2002..........  $  85,025   $   1,429     $(1,132)     $ (26,001)    $(15,299)     $  44,022
                                        =========   =========     =======      =========     ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         AMERICAN COMMERCIAL LINES LLC

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF OPERATIONS

     The operations of American Commercial Lines LLC ("ACL") include barge transportation together with related terminal, marine construction and repair along inland waterways. Barge transportation services include the movement of steel and other bulk products, grain, coal, and liquids in the United States and South America and account for the majority of ACL's revenues. Marine construction, repair and terminal services are provided to customers in marine transportation and other related industries in the United States. ACL has long term contracts with some customers.

     ACL was a wholly-owned subsidiary of CSX Corporation ("CSX") until June 30, 1998. On June 30, 1998 ACL's parent, American Commercial Lines Holdings LLC ("ACL Holdings") completed a recapitalization in a series of transactions in which the barge business of Vectura Group, Inc. ("Vectura") and its subsidiaries ("NMI" or the "NMI Contribution") were combined with that of ACL.

     Through May 28, 2002, ACL was in default under its bank and bond debt, as well as its receivables facility, due to nonpayment of interest on the debt as well as other covenant violations. On December 31, 2001,and subsequent thereto, ACL elected not to pay the interest due on its bank and bond debt due to ongoing negotiations with its bankers and note holders regarding the restructuring of the debt. ACL obtained forbearance agreements or waivers which enabled it to complete the Danielson recapitalization described below and the debt restructuring described in Note 6.

     On May 29, 2002, ACL Holdings and ACL completed a comprehensive restructuring involving the acquisition and recapitalization of ACL Holdings and ACL (the "Danielson Recapitalization") by Danielson Holding Corporation ("DHC") and subsidiaries (collectively with DHC, "Danielson") and the restructuring of ACL's outstanding debt obligations (see Note 6). Consulting fees and legal costs incurred in connection with the Danielson Recapitalization are included in the accompanying consolidated statement of operations as "Restructuring Cost."

     In connection with Danielson becoming the owner of 100% of the membership interests in ACLines LLC ("ACLines"), which wholly owns ACL Holdings, Danielson elected to push down its basis of accounting to the net assets of ACL. ACL's net assets, liabilities and member's equity have been adjusted, as of the acquisition date, following push down accounting (see Note 3). Accordingly, effective May 29, 2002, ACL's accounts have been adjusted to a new basis to reflect Danielson's basis in ACL's assets and liabilities based on the estimated fair values of such assets and liabilities using the principles of Financial Accounting Standards No. 141, "Business Combinations."

  BASIS OF PRESENTATION

     In response to weak market and poor economic conditions during the last half of 2002 and because of ACL's highly leveraged position, on January 31, 2003, ACL filed for protection under Chapter 11 of the Bankruptcy Code as discussed in Note 2. Prior to the Chapter 11 filing, ACL had been pursuing other financial restructuring alternatives.

     The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of ACL to continue as a going concern is predicated, among other things, on the confirmation of a reorganization plan, compliance with the provisions of the DIP Credit Facility (see Note 2), the ability of ACL to generate the required cash flows from operations and, where necessary, obtaining financing sources sufficient to satisfy future obligations.

                         AMERICAN COMMERCIAL LINES LLC

     ACL's liquidity generally depends on cash provided by operating activities and access to the DIP Credit Facility. The ability of ACL to continue as a going concern (including its ability to meet post-petition obligations) and the continued appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, (i) ACL's ability to comply with the covenants of the DIP Credit Facility, (ii) the ability of ACL to maintain adequate cash on hand, (iii) the ability of ACL to continue to generate cash from operations, (iv) confirmation of a plan of reorganization under the Bankruptcy Code and the terms of such plan, (v) ability of ACL to attract, retain and compensate key executives and associates and to retain employees generally and (vi) ACL's ability to achieve profitability following such confirmation.

     Management expects that normal cash flows from operations and access to the DIP Credit Facility will be sufficient to meet planned working capital, capital expenditures and other cash requirements until such time as it seeks to obtain approval for a plan of reorganization. However, due to material uncertainties associated with the outcome of the Chapter 11 proceedings in general, and the effects of such proceedings on the business of ACL and its subsidiaries, there can be no assurances that such plan will be approved or whether ACL will obtain sufficient liquidity enabling it to continue to operate in its present organizational structure.

     The accompanying consolidated financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. For financial statement periods after the Petition Date, the Company's consolidated financial statements will be presented in accordance with the AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." A plan of reorganization could materially change the amounts recorded in the consolidated financial statements in future periods.

  PRINCIPLES OF CONSOLIDATION

     The Consolidated Financial Statements reflect the results of operations, cash flows and financial position of ACL and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are accounted for under the equity method, depending on the extent of control.

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

  RESTRICTED CASH

     As part of the Maritime Administration guaranteed financing, Vessel Leasing LLC ("Vessel Leasing") is required to maintain a minimum cash balance on account which amounted to $6,328 as of December 27, 2002.

                         AMERICAN COMMERCIAL LINES LLC

  ACCOUNTS RECEIVABLE

     Accounts Receivable consist of the following:

                                                               2002      2001
                                                              -------   -------
Accounts Receivable.........................................  $42,976   $43,014
Allowance for Doubtful Accounts.............................   (1,863)   (1,631)
                                                              -------   -------
                                                              $41,113   $41,383
                                                              =======   =======

     ACL maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable.

  MATERIALS AND SUPPLIES

     Materials and supplies are carried at the lower of cost (average) or market and consist of the following:

                                                               2002      2001
                                                              -------   -------
Raw Materials...............................................  $ 3,818   $ 3,633
Work in Process.............................................   15,577    13,029
Parts and Supplies..........................................   14,989    14,673
                                                              -------   -------
                                                              $34,384   $31,335
                                                              =======   =======

  PROPERTIES

     Properties consist of the following:

                                                                 2002        2001
                                                              ----------   --------
Land........................................................  $   11,050   $ 11,066
Buildings and Improvements..................................      36,522     36,130
Equipment...................................................     960,212    789,567
                                                              ----------   --------
                                                               1,007,784    836,763
Less Accumulated Depreciation...............................     421,999    372,630
                                                              ----------   --------
                                                              $  585,785   $464,133
                                                              ==========   ========

     Properties are stated at cost less accumulated depreciation. At the reorganization date, properties were fair valued in conjunction with the purchase price allocation. Provisions for depreciation of properties are based on the estimated useful service lives computed on the straight-line method. Buildings and Improvements are depreciated from 15 to 45 years. Equipment is depreciated from 5 to 42 years. Depreciation expense was $20,500 for the period December 29, 2001 through May 28, 2002 and $35,737 for the period May 29, 2002 through December 27, 2002, $52,100 for fiscal year 2001 and $53,457 for fiscal year 2000.

     In the fourth quarter of 2001, ACL changed the useful life of towboats from 30 years to 42 years, which reduced the loss before extraordinary items and net loss by $1,142 for the year ended December 28, 2001. This change in accounting estimate was based on additional information about the useful life of the towboat fleet.

     Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets.

                         AMERICAN COMMERCIAL LINES LLC

Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. There were no long-lived asset impairment losses in 2002 and 2001. A long-lived asset impairment loss of $3,865 was recorded in 2000 in "Materials, Supplies and Other" in the consolidated statement of operations. This loss affects the barging segment.

  GLOBAL MATERIALS SERVICES LLC

     ACL's has a 50% ownership interest in Global Materials Services LLC ("GMS") which is a joint venture between American Commercial Terminals LLC ("ACT"), a wholly owned subsidiary of ACL, and Mid-South Terminal Company, L.P., an unaffiliated third party. ACL accounts for this investment by the equity method. ACL's investment in GMS at December 27, 2002 and December 28, 2001 is $13,070 and $10,208, respectively.

     Earnings related to ACL's investment in GMS were: $491 for the period December 29, 2001 through May 28, 2002; $997 for the period May 29, 2002 through December 27, 2002; $1,015 for fiscal year 2001; and $1,138 for fiscal year 2000. Earnings are included in other income in the consolidated statement of operations. In 2001, ACL contributed $1,200 in cash to GMS. Other comprehensive income (loss) related to ACL's investment in GMS was $192 for the period December 29, 2001 through May 28, 2002; $89 for the period May 29, 2002 through December 27, 2002; ($1,131) for fiscal year 2001; and ($329) for fiscal year 2000, related to interest rate swaps and foreign currency translation.

  UABL LIMITED

     On October 24, 2000, ACL contributed certain assets to UABL Limited ("UABL"), an Argentine company. ACL accounts for it's 50% ownership in UABL by the equity method. ACL's investment in UABL is $48,627 at December 27, 2002 and $49,892 at December 28, 2001. ACL's share of UABL's losses were: $135 for the period December 29, 2001 through May 28, 2002; $1,130 for the period May 29, 2002 through December 27, 2002; $3,700 for fiscal year 2001; and $1,800 for fiscal year 2000. These losses are included in other income in the consolidated statement of operations. In 2001, ACL made additional investments in UABL of $4,069.

  VESSEL LEASING LLC

     In 2001, ACL and Vectura Group LLC invested in a new company, Vessel Leasing LLC ("Vessel Leasing"). Prior to May 29, 2002, ACL accounted for its investment in Vessel Leasing under the equity method. Equity earnings (loss) for the period December 29, 2001 through May 28, 2002 and fiscal year 2001 were $119 and ($38), respectively. On May 29, 2002, Danielson acquired the remaining 50% membership interest in Vessel Leasing for $2,769 in cash. As a result of Danielson's election to push down the accounting of Vessel Leasing, ACL consolidated the assets and liabilities of Vessel Leasing in the consolidated statement of financial position beginning May 29, 2002. ACL has also included the net income of Vessel Leasing in the consolidated statement of operations from the Danielson purchase date. As of December 28, 2001, ACL's investment in Vessel Leasing was $6.8 million.

  GLOBAL MATERIALS SERVICES VENEZUELA

     During 2002, GMS, ACL and minority owners organized new companies to unload bauxite in Venezuela. The "GMSV" companies are Global Materials Services Venezuela C.A., GMS Venezuela Terminal Partners LLC and GMS Venezuela Terminal Holdings LLC. Since ACL does not have controlling voting rights, GMSV is not consolidated with ACL. ACL accounts for its 42% direct share of GMSV by the equity method. ACL contributed $1,417 in capital to GMSV during 2002 and its investment in GMSV of $1,437 at

                         AMERICAN COMMERCIAL LINES LLC

December 27, 2002 is included in other assets on the consolidated statement of financial position. ACL's share of 2002 earnings of $7 is included in other income in the consolidated statement of operations.

  DEBT AMORTIZATION

     ACL amortizes debt costs over the term of the debt. Amortization expense was $1,245 for the period December 29, 2001 through May 28, 2002; $1,150 for the period May 29, 2002 through December 27, 2002; $4,413 for fiscal 2001; and $2,801 for fiscal 2000 and is included in interest expense in the consolidated statement of operations.

  DEBT DISCOUNT

     On May 29, 2002 ACL issued new debt (see Note 6) which was recorded at fair value. The difference between the principle amount of the notes and the fair value (discount) is being amortized using the interest method over the life of the notes. The amortization of the discount was $2,882 for the period May 29, 2002 through December 27, 2002 and is included in interest expense in the consolidated statement of operations.

  REVENUE RECOGNITION

     Barge transportation revenue is recognized proportionately as shipments move from origin to destination. Terminal, repair and other revenue is recognized as services are provided. Marine construction revenue and related expense is primarily recognized on the completed-contract method, due to the short-term nature of contracts. Revenue from sale/leaseback transactions, if any, is deferred and recognized over the life of the lease.

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities relating to investments in foreign operations are translated into U.S. dollars using current exchange rates; revenues and expenses are translated into U.S. dollars using the average exchange rate during the period. When the functional currency is the local currency, the translation gains and losses are excluded from income and are recorded in the other comprehensive income component of member's equity. If the functional currency is the U.S. dollar, the translation gains and losses are recorded as other income or expense in the consolidated statement of operations.

  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes the accounting for goodwill and other intangible assets following their recognition. SFAS 142 applies to all goodwill and other intangible assets whether acquired singly, as part of a group, or in a business combination. SFAS 142 provides that goodwill and intangible assets with indefinite lives should not be amortized but should be tested for impairment annually using a fair-value based approach. In addition, SFAS 142 provides that other intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 has been superceded by SFAS 144 which is described below. The adoption of SFAS 142 on December 29, 2001 has not had a significant effect on ACL's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or

                         AMERICAN COMMERCIAL LINES LLC
disposal of long-lived assets and supercedes SFAS 121, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The objectives of SFAS 144 are to address significant issues relating to the implementation of SFAS 121 and to develop a single accounting model, based on the framework established in SFAS 121, for long-lived The provisions of SFAS 144 did not have an impact on ACL's financial statements in 2002.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)" ("Issue 94-3"). The principal difference between SFAS 146 and Issue 94-3 relates to SFAS 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. Severance pay under SFAS 146, in many cases, would be recognized over time rather than up front. Additionally, under SFAS 146, if the benefit arrangement requires employees to render future service beyond a "minimum retention period," a liability should be recognized as employees render service over the future service period even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. ACL will adopt SFAS 146 in 2003.

NOTE 2.  CHAPTER 11 FILING

     During 2002 and the beginning of 2003, ACL experienced a decline in barging rates, reduced shipping volumes and excess barging capacity during a period of slow economic growth and a global economic recession. Due to these factors, ACL's revenues and earnings did not meet expectations and ACL's liquidity was significantly impaired and debt covenant violations occurred as discussed in
Note 6. As a result, ACL was unable to meet its financial obligations as they became due. On January 31, 2003 (the "Petition Date"), ACL filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division (the "Bankruptcy Court") to reorganize under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code" or "Chapter 11") under case number 03-90305. Included in the filing are ACL, ACL Holdings, American Commercial Barge Line LLC, Jeffboat LLC, Louisiana Dock Company LLC and ten other U.S. subsidiaries of ACL (collectively with ACL, the "Debtors") under case numbers 03-90306 through 03-90319. These cases are jointly administered for procedural purposes before the Bankruptcy Court under case number 03-90305. The Chapter 11 petitions do not cover any of ACL's foreign subsidiaries or certain of its U.S. subsidiaries.

     ACL and the other Debtors are continuing to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As debtors-in-possession, the Debtors may not engage in transactions outside of the ordinary course of business without approval, after hearing, of the Bankruptcy Court. As part of the Chapter 11 cases, the Debtors intend to develop and propose for confirmation pursuant to Chapter 11 a plan of reorganization that will restructure the operations and liabilities of the Debtors to the extent necessary to result in the continuing viability of ACL. A filing date for such a plan has not been determined; however, the Debtors have the exclusive right to file a plan of reorganization at any time during the 120 day period

                         AMERICAN COMMERCIAL LINES LLC
following January 31, 2003. If the exclusive filing period were to expire, other parties, such as ACL creditors, would have the right to propose alternative plans of reorganization.

     The Debtors have entered into the Debtor In Possession Credit Facility (DIP Credit Facility) that provides up to $75 million of financing. As of February 21, 2003, participating bank commitments under the DIP Credit Facility total $60 million, of which the Debtors have drawn $50 million, which was used to retire ACL's Pre-Petition Receivables Facility (see Note 5) and which continues to be used to fund the Debtors' day-to-day cash needs. The DIP Credit Facility is secured by the same and additional assets that collateralized the Senior Credit Facilities (see Note 6) and ACL's Pre-Petition Receivables Facility, and bears interest, at ACL's option, at LIBOR plus four percent or an Alternate Base Rate (as defined in the DIP Credit Facility) plus three percent. There are also certain interest rates in the event of a default under the facility. The DIP Credit Facility also contains certain restrictive covenants that, among other things, restrict the Debtors' ability to incur additional indebtedness or guarantee the obligations of others. ACL is also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Facility, and limit its capital expenditures.

     As a result of the Chapter 11 filings, certain events of default under the Senior Credit Facilities, Senior Notes, PIK Notes and Old Senior Notes (see Note
6) have occurred subsequent to December 27, 2002, the effects of which are stayed pursuant to certain provisions of the Bankruptcy Code.

     Under Chapter 11, actions by creditors to collect claims in existence at the filing date are stayed or deferred absent specific Bankruptcy Court authorization to pay such pre-petition claims while the Debtors continue to manage their businesses as debtors-in-possession and act to develop a plan of reorganization for the purpose of emerging from these proceedings. A claims bar date has not yet been established. The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including but not limited to employee wages and certain employee benefits, certain critical vendor payments, certain insurance and claim obligations and certain tax obligations as a plan of reorganization is developed.

     The amount of the claims to be filed against the Debtors by their creditors could be significantly different than the amount of the liabilities recorded by the Debtors. The Debtors also have numerous executory contracts and other agreements that could be assumed or rejected during the Chapter 11 proceedings. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. Under these Chapter 11 proceedings, the rights of and ultimate payments to pre-petition creditors, rejection damage claimants and ACL's equity investor may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (possible substantially less) than 100% of their face value, and the membership interests of ACL's equity investor being diluted or cancelled. The Debtors have not yet proposed a plan of reorganization. The Debtors' pre-petition creditors and ACL's equity investor will each have a vote in the plan of reorganization.

     The United States Trustee has appointed an unsecured creditors' committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court.

     The Chapter 11 process presents inherent material uncertainty; it is not possible to determine the additional amount of claims that may arise or ultimately be filed, or predict the length of time that the Debtors will continue to operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, whether the Debtors will continue to operate in their present organizational structure, or the effects of the proceedings on the business of ACL, the other Debtors and its non-filing subsidiaries and affiliates, or on the interests of the various creditors and equity holder. The ultimate recovery, if any, by creditors and equity holder will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies.

                         AMERICAN COMMERCIAL LINES LLC

NOTE 3.  DANIELSON ACQUISITION OF ACL

     Danielson's basis in ACL's net assets at the acquisition date of $85,025 includes $7,000 in cash paid for membership interests in ACL Holdings; $2,769 in cash paid for a 50% membership interest in Vessel Leasing LLC ("Vessel Leasing"), an entity in which ACL owns the other 50% membership interest; the contribution of $25,000 in cash and ACL 10 1/4% senior notes due June 30, 2008 having an estimated fair value of $43,650; and costs incurred by Danielson directly associated with the acquisition of $6,606.

     As a result of Danielson's acquisition of ACL and the push down purchase accounting that resulted, ACL recorded several non-cash adjustments including the following:

Properties..................................................  $120,787
Net Pension Asset...........................................    (5,426)
Other Assets................................................   (27,509)
                                                              --------
                                                              $ 87,852
                                                              ========
Accrued Interest............................................  $(21,977)
Other Current Liabilities...................................       219
Short-Term Debt.............................................   (50,000)
Long-Term Debt..............................................   (13,342)
Pension Liability...........................................   (18,264)
Other Long-Term Liabilities.................................   (19,177)
Contribution of 10 1/4% senior notes at par including
  accrued interest..........................................   (64,082)
Equity......................................................   274,475
                                                              --------
                                                              $ 87,852
                                                              ========

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

     The pro forma unaudited results of operations for the years ended December 27, 2002 and December 28, 2001, assuming consummation of the acquisition as of December 30, 2000, are as follows:

                                                                2002       2001
                                                              --------   --------
Revenue.....................................................  $712,686   $747,526
Loss from continuing operations before extraordinary item
  and cumulative effect of accounting change................   (76,039)    (9,935)
Net loss....................................................   (76,039)    (8,540)

NOTE 4.  PURCHASES AND DISPOSITIONS

     In 2001, ACL sold five towboats, a shipyard in Harahan, Louisiana, a cleaning facility in Baton Rouge, Louisiana and other assets. This resulted in a gain of $16,762 which is included in the net gain on property dispositions in the consolidated statement of operations.

     On May 25, 2001, ACL entered into an agreement to sell substantially all of the terminals of ACT, other than its coal transfer facility at St. Louis, Missouri and its tank storage facility at Memphis, Tennessee. The sale of seven terminals was completed on May 25, 2001. An additional terminal site in Omaha, Nebraska was

                         AMERICAN COMMERCIAL LINES LLC
transferred on June 29, 2001. Subsequent to June 29, 2001, additional proceeds were received from the condemnation of Omaha Terminal. ACL recorded a gain from these transactions of $1,886 in Other Income.

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

NOTE 5.  ACCOUNTS RECEIVABLE SECURITIZATION

     ACL's receivables facility, which was administered by PNC Bank, N.A., was replaced on May 29, 2002 with a Receivables Purchase Agreement among American Commercial Lines Funding Corporation ("ACLF"), American Commercial Barge Line LLC, Jupiter Securitization Corporation and Bank One, NA (the "Pre-Petition Receivables Facility") having substantially the same terms as the old receivables facility. As discussed in Note 2, the Pre-Petition Receivables Facility was retired with proceeds from the DIP Credit Facility.

     At December 27, 2002 and December 28, 2001, ACL had $39,300 and $51,000, respectively, outstanding under its accounts receivable securitization facility agreement and had $27,590 and $22,603, respectively, of net residual interest in the securitized receivables which is included in Accounts Receivable, Net on the consolidated statement of financial position. The fair value of the net residual interest is measured at the time of the sale and is based on the sale of similar assets. From December 29, 2001 through May 28, 2002 ACL received gross proceeds of $3,800 from the sale of receivables and made gross payments of $12,200 under this Agreement. From May 29, 2002 through December 29, 2002 ACL received gross proceeds of $20,300 and made gross payments of $23,600. In 2001, ACL received gross proceeds of $30,800 from the sale of receivables and made gross payments of $35,800. In 2000, ACL received gross proceeds of $20,000 from the sale of receivables and made gross payments of $14,000.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. ACL adopted SFAS 140 on April 1, 2001. The adoption required the consolidation of ACLF, a wholly-owned subsidiary, that was previously treated as a non-consolidated Qualified Special Purpose Entity. The consolidation resulted in a charge to Retained Earnings of $989 in the second quarter 2001.

                         AMERICAN COMMERCIAL LINES LLC

NOTE 6.  DEBT

                                                              DECEMBER 27,   DECEMBER 28,
                                                                  2002           2001
                                                              ------------   ------------
Revolving Credit Facility...................................    $ 41,000       $ 84,000
Tranche A Term Loan.........................................      43,119             --
Tranche B Term Loan.........................................     124,141        143,951
Tranche C Term Loan.........................................     146,069        169,378
Senior Notes (New)..........................................     128,491             --
Senior Subordinated Notes...................................      68,797             --
Senior Notes (Old)..........................................       4,946        295,000
Bonds guaranteed by the Maritime Administration.............      39,693             --
Other Notes.................................................         317            190
                                                                --------       --------
                                                                 596,573        692,519
Less short-term debt........................................      41,000         84,000
Less, current portion long-term debt........................     555,573        608,519
                                                                --------       --------
Long-term debt..............................................    $     --       $     --
                                                                ========       ========

     As part of the Danielson recapitalization on May 29, 2002 of ACL Holdings, ACL's debt was restructured. Danielson contributed to ACL Holdings $58,493 principal amount of ACL's 10 1/4% senior notes due June 30, 2008 ("Old Senior Notes"), plus the interest obligations, if any, thereon.

     ACL's existing credit facilities were amended and restated as of April 11, 2002 (the amended and restated credit facilities are hereafter referred to as the "Senior Credit Facilities") to, among other things, modify financial and restrictive covenants thereunder, prepay $25,000 of term loans (the "Term Loans") thereunder from the $25,000 in cash contributed by Danielson and convert $50,000 of revolving credit loans (the "Revolving Credit Facility") thereunder into a new tranche of term loans having an interest rate and other terms substantially similar to the revolving credit loans under ACL's old senior credit facilities. The amended and restated credit agreement with ACL's senior secured lenders contains mandatory prepayments of the term loans with net proceeds from certain asset sales, equity issuances, incurrence of indebtedness and sale and leaseback transactions, as well as excess cash flow, as defined in the credit agreement.

     ACL also completed an exchange offer (the "Exchange Offer") for the Old Senior Notes, pursuant to which $284,500 or approximately 96.4%, of the principal amount of ACL's Old Senior Notes were tendered, with the $58,493 principal amount of ACL's Old Senior Notes contributed by Danielson and its subsidiaries to ACL Holdings being deemed tendered in the Exchange Offer. Holders of Old Senior Notes who tendered their Old Senior Notes pursuant to the Exchange Offer received approximately $134,700 aggregate principal amount of new 11.25% senior notes (the "Senior Notes") and approximately $112,900 aggregate principal amount of 12% pay-in-kind senior subordinated notes (the "PIK Notes"). The debt exchange was not an extinguishment of debt for accounting purposes since the terms of the new debt are not substantially different from the terms of the Old Senior Notes exchanged.

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

                         AMERICAN COMMERCIAL LINES LLC

     The Revolving Credit Facility, which provides for revolving loans and letters of credit not to exceed the aggregate principal amount of $50,000, ($100,000 prior to the amendment and restatement of the credit facilities,) matures June 30, 2005, but each loan must be repaid within one year. The Revolving Credit Facility bears interest at a rate equal to London InterBank Offered Rates ("LIBOR") plus a margin based on ACL's performance. The interest rates as of December 27, 2002 ranged from 5.8125% to 6.0625%.

     Tranche A of the Term Loans matures June 30, 2005. Tranche B of the Term Loans matures June 30, 2006. Tranche C of the Term Loans matures June 30, 2007. The Term Loans bear interest at a rate equal to LIBOR plus a margin based on ACL's performance. The annual interest rates as of December 27, 2002 were:
Tranche A - 6.0%, Tranche B - 6.25% and Tranche C - 6.5%.

     The new Senior Notes are due January 1, 2008 and bear interest at an annual rate of 11.25%, payable semi-annually. The PIK Notes are due July 1, 2008 and bear interest at an annual rate of 12%. ACL has the option of issuing new PIK Notes in lieu of paying cash interest on such notes each June 30 and December 31 until maturity. After 2 years from issuance, interest accretes at 13.5% per annum if ACL elects to not pay the interest due in cash. The interest rate remains 12% if the interest is paid in cash. The Old Senior Notes are due June 30, 2008 and bear interest at an annual rate of 10.25%.

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

     ACL has an outstanding loan guarantee of $2,850 in the borrowings of one of its equity investees, GMS Venezuela C.A., from the International Finance Corporation.

     The Senior Credit Facilities are secured by the assets of the guarantor subsidiaries. The Senior Notes and the PIK Notes are unsecured.

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

     In late 2002, ACL received a notification from Bank One stating that ACL was in violation of the cross-default provisions contained in the Pre-Petition Receivables Facility, which provides that a failure to maintain the financial ratios provided by the Credit Agreement, whether or not amended or waived, constitutes a default under the Pre-Petition Receivables Facility. Subsequent to the notice of default, Bank One and ACL agreed to an amendment to the Pre-Petition Receivables Facility which permitted ACL to continue utilizing the Receivables Facility, although the loss reserve and certain facility fees were increased and the termination date changed from May 29, 2003 to January 31, 2003.

                         AMERICAN COMMERCIAL LINES LLC

     Subsequent to the notice of default from Bank One, ACL obtained an amendment (the "Amendment") of certain covenants under the Senior Credit Facilities, relating to third quarter and fourth quarter 2002 covenants and a waiver of any past violations thereof. Absent the Amendment, ACL would not have been in compliance with the leverage or interest coverage ratios contained in its Senior Credit Facilities as of December 27, 2002. At the end of the first quarter of 2003, the covenant ratios revert to levels in effect before the Amendment. Although management had been working on operating and financial plans to comply with its debt covenants in 2003 and thereafter, ACL was unable to complete an out-of-court restructuring and management believes it is probable that ACL will not be in compliance with Senior Credit Facility covenants at the end of the first quarter 2003, absent another amendment to the Senior Credit Facilities. Accordingly, ACL has classified all of its long-term debt as current debt as of December 27, 2002.

     On December 31, 2002, ACL elected to exercise its rights under the Indentures to postpone the interest payments due on the Senior Notes and Old Senior Notes for thirty days. This resulted in an event of default under the Senior Credit Facilities and the Pre-Petition Receivables Facility.

     Principal payments of long-term debt due during the next five fiscal years and thereafter and unamortized debt discount according to the original terms of the debt are as follows:

2003........................................................  $  3,204
2004........................................................    36,034
2005........................................................    88,134
2006........................................................    89,464
2007........................................................   111,245
Thereafter..................................................   284,929
                                                              --------
                                                               613,010
Unamortized debt discount...................................   (57,437)
                                                              --------
                                                              $555,573
                                                              ========

NOTE 7.  INCOME TAXES

     ACL and its subsidiaries (except for ACL Capital Corp., American Commercial Lines Funding Corporation and the foreign subsidiaries) are organized as limited liability companies. As such, ACL passes through its U.S. federal and substantially all of its state (but not foreign) taxable income to its members who are responsible for income taxes on such taxable income.

     Components of income tax expense (benefit) follow:

                                                MAY 29, 2002 TO    DECEMBER 29, 2001
                                               DECEMBER 27, 2002    TO MAY 28, 2002    2001    2000
                                               -----------------   -----------------   ----   ------
State........................................        $(12)               $   1         $ 24   $   37
Foreign......................................         750                 (920)          94    4,226
Federal......................................           5                   --           --       --
                                                     ----                -----         ----   ------
                                                     $743                $(919)        $118   $4,263
                                                     ====                =====         ====   ======

NOTE 8.  EMPLOYEE BENEFIT PLANS

     ACL sponsors or participates in defined benefit plans covering both salaried and hourly employees. The plans provide for eligible employees to receive benefits based on years of service and either compensation rates near retirement or at a predetermined multiplier factor. Contributions to the plans are sufficient to meet the

                         AMERICAN COMMERCIAL LINES LLC
minimum funding standards set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents.

     As of January 31, 2000, the accrued benefit obligation under the American Commercial Lines LLC Pension Plan was frozen. The past service benefit obligation is complemented by a new prospective annual benefit obligation. This change affected salaried employees covered by this plan and has resulted in cost savings to ACL. The American Commercial Vessel and Terminal Employees' Pension Plan was merged into the ACL Pension Plan on December 31, 2001.

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

     ACL also sponsors certain contributory defined contribution plans covering eligible employee groups. Contributions to such plans are based upon a percentage of employee contributions and were $1,887, $1,471 and $1,456 in 2002, 2001 and 2000, respectively.

     Certain employees are covered by union-sponsored, collectively-bargained, multi-employer defined benefit pension plans. Contributions to such plans, which are based upon union contracts, were approximately $7, $74 and $84 in 2002, 2001 and 2000, respectively.

     A summary of the pension and post-retirement plan components follows:

                                                                PENSION
                                          ----------------------------------------------------
                                          DECEMBER 27, 2002   MAY 29, 2002   DECEMBER 28, 2001
                                          -----------------   ------------   -----------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of
  period................................      $ (97,901)        $(92,936)        $(84,050)
Service cost............................         (2,451)          (1,605)          (3,818)
Interest cost...........................         (4,095)          (2,816)          (6,408)
Impact of plan changes..................         (1,983)              --               --
Liability gain..........................         (7,381)          (3,474)          (2,913)
Benefits paid...........................          3,098            2,930            4,253
                                              ---------         --------         --------
Benefit obligation, end of period.......      $(110,713)        $(97,901)        $(92,936)
                                              =========         ========         ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of
  period................................      $ 117,992         $112,964         $118,305
Actual return on plan assets............        (10,139)           7,942           (1,100)
Employer contributions..................              9               16               12
Benefits paid...........................         (3,098)          (2,930)          (4,253)
                                              ---------         --------         --------
Fair value of plan assets, end of
  period................................      $ 104,764         $117,992         $112,964
                                              =========         ========         ========
FUNDED STATUS:
Funded status...........................      $  (5,949)        $ 20,091         $ 20,028
Unrecognized net actuarial loss.........         23,876               --            7,193
Unrecognized prior service cost
  (gain)................................          1,880               --          (21,094)
Net claims during 4th quarter...........              4                3                3
                                              ---------         --------         --------
Prepaid benefit cost....................      $  19,811         $ 20,094         $  6,130
                                              =========         ========         ========

                         AMERICAN COMMERCIAL LINES LLC

                                                                PENSION
                                          ----------------------------------------------------
                                          DECEMBER 27, 2002   MAY 29, 2002   DECEMBER 28, 2001
                                          -----------------   ------------   -----------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED
  STATEMENT OF FINANCIAL POSITION
  CONSIST OF:
Prepaid benefit cost....................      $  20,806         $ 22,702         $ 26,067
Accrued benefit liability...............        (16,480)          (2,608)         (20,108)
Minimum pension liability...............         15,485               --               --
Other...................................             --               --              171
                                              ---------         --------         --------
Net amount recognized...................      $  19,811         $ 20,094         $  6,130
                                              =========         ========         ========

     As of December 28, 2001, the American Commercial Vessel and Terminal Employees' Pension Plan (the "ACV&T Plan") had an accumulated benefit obligation of $10,181 and a fair value of assets of $9,277. With the merger of the ACV&T Plan into the ACL Pension Plan on December 31, 2001, the fair value of the assets of the combined plans exceeded the accumulated benefit obligations related thereto.

                                                                    POST-RETIREMENT
                                                  ----------------------------------------------------
                                                  DECEMBER 27, 2002   MAY 29, 2002   DECEMBER 28, 2001
                                                  -----------------   ------------   -----------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of period.........      $(12,614)         $(12,412)        $(11,161)
Service cost....................................          (279)             (195)            (399)
Interest cost...................................          (524)             (372)            (826)
Plan participants' contributions................          (225)             (154)            (261)
Actuarial loss..................................        (3,069)             (185)          (1,176)
Benefits paid...................................         1,407               704            1,411
                                                      --------          --------         --------
Benefit obligation, end of period...............      $(15,304)         $(12,614)        $(12,412)
                                                      ========          ========         ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of
  period........................................      $     --          $     --         $     --
Employer contributions..........................         1,182               550            1,150
Plan participants' contributions................           225               154              261
Benefits paid...................................        (1,407)             (704)          (1,411)
                                                      --------          --------         --------
Fair value of plan assets, end of period........      $     --          $     --         $     --
                                                      ========          ========         ========
FUNDED STATUS:
Funded status...................................      $(15,304)         $(12,614)        $(12,412)
Unrecognized net actuarial loss (gain)..........         2,991                --           (3,499)
Unrecognized prior service gain.................            --                --           (1,153)
Net claims during 4th quarter...................           366               427              407
                                                      --------          --------         --------
Accrued benefit cost............................      $(11,947)         $(12,187)        $(16,657)
                                                      ========          ========         ========

                         AMERICAN COMMERCIAL LINES LLC

  COMPONENTS OF NET PERIODIC BENEFIT COST:

                                          MAY 29, 2002 TO    DECEMBER 29, 2001
                                         DECEMBER 27, 2002    TO MAY 28, 2002      2001       2000
                                         -----------------   -----------------   --------   --------
Pension:
  Service cost.........................       $ 2,451             $ 1,605        $  3,818   $  3,783
  Interest cost........................         4,095               2,816           6,408      6,092
  Expected return on plan assets.......        (6,347)             (4,848)        (11,937)   (11,169)
  Transition obligation amortization...            --                  --              --       (957)
  Amortization of prior service
     costs.............................           103                (854)         (2,015)    (1,875)
  Gain amortization....................            --                 (13)           (172)      (220)
                                              -------             -------        --------   --------
  Net periodic benefit cost (income)...       $   302             $(1,294)       $ (3,898)  $ (4,346)
                                              =======             =======        ========   ========
Post-retirement:
  Service cost.........................       $   279             $   195        $    399   $    380
  Interest cost........................           524                 372             826        807
  Amortization of prior service
     costs.............................            --                (120)           (288)      (288)
  Gain amortization....................            --                 (87)           (348)      (418)
                                              -------             -------        --------   --------
  Net periodic benefit cost............       $   803             $   360        $    589   $    481
                                              =======             =======        ========   ========
  WEIGHTED-AVERAGE ASSUMPTIONS:
Pension:
  Discount rate........................          6.75%               7.25%           7.50%      7.75%
  Expected return on plan assets.......          9.00%               9.50%          10.00%     10.00%
  Rate of compensation increase........          4.00%               4.00%           4.00%      4.00%
Post-retirement:
  Discount rate........................          7.25%               7.50%           7.75%      7.50%

     The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for retirees was 10.0% for the current year, decreasing gradually to a 5.0% trend rate by 2009 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would have increased the accumulated post-retirement benefit obligation as of December 27, 2002 by $382 and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 2002 by $26.

NOTE 9.  LEASE OBLIGATIONS

     ACL leases buildings, data processing hardware and operating equipment under various operating leases and charter agreements, which expire from 2002 to 2017 and which generally have renewal options at similar terms. Certain vessel leases also contain purchase options at prices approximating fair value of the leased vessels. Rental expense under continuing obligations was $23,121 for the period December 29, 2001 through May 28, 2002; $29,896 for the period May 29, 2002 through December 27, 2002; $56,711 for fiscal year 2001; and $49,463 for fiscal year 2000.

                         AMERICAN COMMERCIAL LINES LLC

     At December 27, 2002, obligations under ACL's operating leases with initial or remaining noncancelable lease terms longer than one year and capital leases were as follows:

                                                                                          2008
                                       2003      2004      2005      2006      2007     AND AFTER
                                      -------   -------   -------   -------   -------   ---------
Operating Lease Obligations:
  Operating Leases..................  $37,515   $31,367   $24,611   $20,736   $19,105    $79,922
  Operating Leases -- Related
     Parties........................      840       840       840        70        --         --
                                      -------   -------   -------   -------   -------    -------
                                      $38,355   $32,207   $25,451   $20,806   $19,105    $79,922
                                      =======   =======   =======   =======   =======    =======

Future Capital Lease Obligations....  $   460   $   460   $   460   $   460   $   192    $    --
                                      =======   =======   =======   =======   =======    =======

     The total future minimum lease payments under capital leases of $2,032 less an interest amount of $395 results in a present value of net minimum lease payments of $1,637 which is recorded in other current and long-term liabilities.

     ACL entered into capital leases of $3,924 in 2001 with Vessel Leasing , a related party. Due to a change in the lease terms in 2002, the lease became an operating lease. ACL incurred interest expense related to capital leases of $220 for the period December 29, 2001 through May 28, 2002; $101 for the period May 29, 2002 through December 27, 2002; and $235 for fiscal year 2001.

NOTE 10.  RELATED PARTY TRANSACTIONS

     On July 24, 2002, the Board of Directors of DHC amended DHC's 1995 Stock and Incentive Plan and granted stock options to management of ACL for 1,560,000 shares of DHC common stock. The options have an exercise price of $5.00 per share and expire 10 years from the date of grant. One half of the options time vest over a 4 year period in equal annual installments and one half of the options vest over a 4 year period in equal annual installments contingent upon the financial performance of ACL. ACL accounts for stock options under the intrinsic value method based on APB 25, "Accounting for Stock Issued to Employees". Because the market price of DHC common stock has been lower than the exercise price of the options since the date of grant, no expense has been recognized in the accompanying financial statements.

     On May 29, 2002, DHC issued 339,040 shares of restricted DHC common stock to ACL management. These restricted shares have been valued at fair value at the date of issuance and vest one third annually over a three year period. The full value of these shares is recorded as other capital with an offset to unearned compensation in member's equity. As employees render service over the vesting period, compensation expense is recorded and unearned compensation is reduced.

     ACL recorded terminal service expense with GMS of $330 for the period December 29, 2001 through May 28, 2002; $579 for the period May 29, 2002 through December 27, 2002; $400 for fiscal year 2001; and $166 for fiscal year 2000. In 2001, ACL received $11,969 from GMS for the sale of terminals and proceeds from the condemnation of a terminal. ACL recognized a gain of $1,886 from these transactions.

     ACL recorded charter income from UABL of $4,493 for the period December 29, 2001 through May 28, 2002; $5,936 for the period May 29, 2002 through December 27, 2002; $11,052 for fiscal year 2001; and $2,089 for fiscal year 2000. ACL also recorded administrative fee expenses to UABL of $3,158 for the period December 29, 2001 through May 28, 2002; $4,306 for the period May 29, 2002 to December 27, 2002; $7,709 for fiscal year 2001; and $1,457 for fiscal year 2000. ACL sold used barges to UABL for $790 in 2001. At December 27, 2002, ACL had receivables of $6,341 from UABL. At December 28, 2001, ACL had receivables of $13,402 and payables of $8,397 with UABL.

                         AMERICAN COMMERCIAL LINES LLC

     ACL earned $1,527 in bauxite unloading revenue from GMSV in 2002. At December 27, 2002, ACL had $3,787 in receivables from GSMV from revenue transactions and equipment advances.

     In 2001, ACL and Vectura Group invested in Vessel Leasing. ACL accounted for its 50% ownership in Vessel Leasing by the equity method until May 29, 2002 at which time ACL began consolidating Vessel Leasing as a result of the Danielson acquisition of ACL. ACL's investment of $6,808 in Vessel Leasing as of December 28, 2001 is included in other assets on the consolidated statement of financial position. ACL's share of Vessel Leasing's net loss is $38 for fiscal 2001 and is included in other income in the consolidated statement of operations.

     As of December 28, 2001, Vessel Leasing had total assets of $54,921 and total liabilities of $45,571 including public long-term debt of $42,580 (including current portion) and $2,830 in unearned revenue from prepaid charter payments made by ACL's domestic barging subsidiary. Vessel Leasing's long-term debt is not guaranteed by ACL or any of ACL's subsidiaries. ACL's domestic barge operating subsidiary had a long-term operating lease commitment to Vessel Leasing, which was guaranteed by ACL.

     ACL sold new barges for $47,757 to Vessel Leasing in 2001. Profit on sales of barges to Vessel Leasing was deferred by Jeffboat and was being recognized over the life of the lease. Deferred profit was eliminated with purchase accounting adjustments as a result of the Danielson recapitalization. All of these barges, except for the capital leases of $3,924, were leased by Vessel Leasing to ACL as operating leases which resulted in ACL charter expense of $1,760 for the period December 29, 2001 through May 28, 2002 and $1,705 for fiscal year 2001.

NOTE 11.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

     The carrying amounts (net of debt discount) and fair values of ACL's financial instruments are as follows:

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
ASSETS:
Interest Rate Cap..........................  $     --    $     --    $     37    $     37
Net unrealized gain on fuel hedge
  agreements...............................       194         194        (242)       (242)
LIABILITIES:
Revolving Credit Facility..................    41,000      41,000      84,000      84,000
Tranche A Term Loan........................    43,119      43,119          --          --
Tranche B Term Loan........................   124,141     124,141     143,951     143,951
Tranche C Term Loan........................   146,069     146,069     169,378     169,378
Senior Notes (New).........................   128,491      38,376          --          --
Senior Subordinated Notes..................    68,797       3,483          --          --
Senior Notes (Old).........................     4,946       1,820     295,000     147,500
Bonds guaranteed by the Maritime
  Administration...........................    39,693      39,693          --          --
Other Notes................................       317         315         190         187

     The fair values of the Interest Rate Cap, new Senior Notes, Senior Subordinated Notes and old Senior Notes payable are based on quoted market values. The carrying values of the Term Loans, all of which bear interest at floating rates, approximate their fair values. The Bonds guaranteed by the Maritime Administration were recently issued and, accordingly, the carrying values approximates fair values. The Other Notes have

                         AMERICAN COMMERCIAL LINES LLC
been estimated using discounted cash flow analyses based on ACL's current incremental borrowing rates for similar types of borrowing arrangements.

  FUEL PRICE RISK MANAGEMENT

     ACL uses forward purchases to provide partial short-term protection against a sharp increase in diesel fuel prices. These instruments generally cover a portion of ACL's forecasted diesel fuel needs for towboat operations over the next one to twelve months. ACL accounts for the forward fuel purchases as cash flow hedges. In accordance with SFAS No. 133, such financial instruments are marked-to-market and, if they qualify for hedge accounting, the offset is recorded to other comprehensive income and then subsequently recognized as a component of fuel expense when the underlying fuel being hedged is used. Should the forward purchase not qualify for hedge accounting (correlation ratio is outside of defined deviation), such changes in value would be recorded through the statement of operations rather than other comprehensive income. ACL also has barging customer contract rate provisions for changes in fuel prices for approximately half of gallons consumed. The adjustments are deferred one quarter.

     At December 27, 2002, ACL had forward fuel purchase contracts outstanding with an aggregate notational value of approximately $4,428 and a fair value of approximately $194, which has been recorded in other current assets on the consolidated statement of financial position. Under these agreements, ACL will pay fixed prices ranging from $0.69 to $0.80 per gallon. There were 6.1 million gallons remaining on the contracts at December 27, 2002, terminating December 31, 2003, but subsequently settled in January 2003.

  INTEREST RATE RISK MANAGEMENT

     ACL entered into an interest rate cap agreement in the third quarter of 2000 to reduce the impact of potential rate increases on floating rate debt. The interest rate cap has a notional amount of $201,800 and a fair value of zero as of December 27, 2002 and is effective through August 11, 2003. The Company accounts for the interest rate cap as a cash flow hedge whereby the fair value of the interest rate cap is reflected as an asset or liability on the accompanying consolidated statement of financial position. The cap rate (hedging instrument) is the same interest rate index as the base interest rate for the floating rate debt (hedged item). When the interest rate index exceeds the interest rate cap, a portion of the change in fair value of the instrument represents a change in intrinsic value which is an effective hedge. This portion of the change in value is recorded as other comprehensive income (loss).

     ACL recognizes changes in the fair value of interest rate swap agreements entered into by GMS. Such changes are recorded in other assets or liabilities on the accompanying consolidated statement of financial position, with the offset recorded as comprehensive income (loss) or other income (expense) depending on whether the swap is an effective or ineffective hedge. ACL's share of the fair value of the swap agreements amounted to ($290) at December 27, 2002 and ($1,076) at December 28, 2001.

NOTE 12.  CONTINGENCIES

     A number of legal actions are pending against ACL in which claims are made in substantial amounts. While the ultimate results of pending litigation cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on ACL's consolidated results of operations, financial position and cash flows.

NOTE 13.  BUSINESS SEGMENTS

     ACL has two reportable business segments -- barging and construction. ACL's barging segment includes barge transportation operations in North and South America and domestic fleeting facilities that provide fleeting, shifting, cleaning and repair services at various locations along the inland waterways. The construction segment constructs marine equipment for ACL's domestic and international fleets, as well as external customers.

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

                                               REPORTABLE SEGMENTS
                                             -----------------------    ALL OTHER
                                             BARGING    CONSTRUCTION   SEGMENTS(1)    TOTAL
                                             --------   ------------   -----------   --------
MAY 29, 2002 TO DECEMBER 27, 2002
Revenues from external customers...........  $377,498     $ 43,994       $ 6,555     $428,047
Intersegment revenues......................        --          720            --          720
Depreciation and amortization expense......    35,337        1,411           659       37,407
Segment earnings (loss)....................    14,896       (1,866)          963       13,993
Segment assets.............................   730,809       55,236        27,549      813,594
Property additions.........................     6,572          880           305        7,757

DECEMBER 29, 2001 TO MAY 28, 2002
Revenues from external customers...........  $243,202     $ 37,659       $ 3,944     $284,805
Intersegment revenues......................        --          560            20          580
Depreciation and amortization expense......    20,373          989           462       21,824
Segment (loss) earnings....................   (21,182)       1,287         1,505      (18,390)
Property additions.........................     5,067          481            57        5,605

YEAR ENDED DECEMBER 28, 2001
Revenues from external customers...........  $672,590     $102,862       $13,049     $788,501
Intersegment revenues......................        --        1,563             4        1,567
Depreciation and amortization expense......    51,890        2,203         1,404       55,497
Segment earnings...........................    58,436        4,713         2,212       65,361
Segment assets.............................   672,057       59,676        26,203      757,936
Property additions (excluding $5,811 in
  capital leases, and related
  expenditures)............................    16,879        2,094           799       19,772

YEAR ENDED DECEMBER 29, 2000
Revenues from external customers...........  $631,748     $124,068       $18,022     $773,838
Intersegment revenues......................        --        2,917         4,308        7,225
Depreciation and amortization expense......    51,253        2,107         2,654       56,014
Segment earnings...........................    44,243        8,318         3,747       56,308
Segment assets.............................   698,446       52,704        36,388      787,538
Property additions* (excluding $6,163 in
  capital leases)..........................    48,005        1,922           934       50,861

---------------

  * Barging includes $20,307 of purchased Barging Assets.

(1) Financial data for segments below the reporting thresholds are attributable to two operating segments -- a segment operating terminals along the U.S. inland waterways and in Venezuela and a segment providing voice and data communications to marine companies operating on the U.S. inland waterways. The segment providing voice and data communications was sold in 2000.

                         AMERICAN COMMERCIAL LINES LLC

     The following is a reconciliation of ACL's revenues from external customers and segment earnings to ACL's consolidated totals.

                                  MAY 29, 2002 TO    DECEMBER 29, 2001
                                 DECEMBER 27, 2002    TO MAY 28, 2002      2001       2000
                                 -----------------   -----------------   --------   --------
REVENUES
Revenues from external
  customers....................      $428,047            $284,805        $788,501   $773,838
Intersegment revenues..........           720                 580           1,567      7,225
Elimination of intersegment
  revenues.....................          (720)               (580)         (1,567)    (7,225)
                                     --------            --------        --------   --------
Operating revenue..............      $428,047            $284,805        $788,501   $773,838
                                     ========            ========        ========   ========
EARNINGS
Total segment earnings
  (loss).......................      $ 13,993            $(18,390)       $ 65,361   $ 56,308
Unallocated amounts:
  Interest expense.............       (35,944)            (25,712)        (70,932)   (70,813)
  Other, net...................        (3,307)               (827)         (1,526)    (4,009)
  Gain on sale of Watercom.....            --                  --              --     11,418
                                     --------            --------        --------   --------
Loss before income taxes,
  extraordinary item and
  cumulative effect of
  accounting change............      $(25,258)           $(44,929)       $ (7,097)  $ (7,096)
                                     ========            ========        ========   ========

  GEOGRAPHIC INFORMATION

                                                REVENUES                                       PROPERTIES -- NET
                       -----------------------------------------------------------   -------------------------------------
                        MAY 29, 2002 TO    DECEMBER 29, 2001
                       DECEMBER 27, 2002    TO MAY 28, 2002      2001       2000     DECEMBER 27, 2002   DECEMBER 28, 2001
                       -----------------   -----------------   --------   --------   -----------------   -----------------
United States........      $397,603            $272,548        $748,837   $733,870       $548,327            $422,877
South America........        30,444              12,257          39,664     39,968         37,458              41,256
                           --------            --------        --------   --------       --------            --------
Total................      $428,047            $284,805        $788,501   $773,838       $585,785            $464,133
                           ========            ========        ========   ========       ========            ========

     Revenues are attributed to countries based on the location of the service provided. Properties represent the only long-lived assets of ACL.

  MAJOR CUSTOMER

     Revenues from one customer of the barging segment represented approximately 14% for the period December 29, 2001 through May 28, 2002; 16% for the period May 29, 2002 through December 27, 2002; 15% for fiscal year 2001; and 14% for fiscal year 2000 of ACL's consolidated revenues.

NOTE 14.  QUARTERLY DATA (UNAUDITED)

                                                                  2002
                                          ----------------------------------------------------
                                            1ST        2ND*       3RD        4TH       TOTAL
                                          --------   --------   --------   --------   --------
Operating Revenue.......................  $170,868   $169,931   $179,657   $192,396   $712,852
Operating (Loss) Income.................    (2,815)   (14,249)     3,132      9,535     (4,397)
Net (Loss) Earnings.....................   (17,469)   (30,237)   (12,642)    (9,663)   (70,011)

                         AMERICAN COMMERCIAL LINES LLC

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

---------------

* Combines the periods March 30 through May 28 and May 29 through June 28 for comparative purposes.

     ACL's business is seasonal, and its quarterly revenues and profits historically are lower during the first and second fiscal quarters of the year (January through June) and higher during the third and fourth fiscal quarters (July through December) due to the North American grain harvest.

     Restructuring costs were charged to operations amounting to $3,421, $10,072, $83 and $482 for the four respective quarters of 2002.

     A loss of $490 was recorded in the first quarter of 2001 as the cumulative effect of adopting SFAS No. 133. An extraordinary gain of $1,885 was recorded in the second quarter of 2001 relating to the retirement of Senior Notes. In the fourth quarter of 2001, the estimated useful life of boats was changed from 30 to 42 years. This resulted in $1,142 less in depreciation expense for the quarter.

     The year 2000 included a second quarter extraordinary item charge of $734 for the Terminal Bond redemption premium, the gain on the sale of Watercom of $11,418 is included in the third quarter and an impairment loss of $3,865 is included in the fourth quarter.

NOTE 15.  SUMMARIZED FINANCIAL INFORMATION

     The following is a summary of financial information for significant unconsolidated equity investees:

                                                              DECEMBER 27,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
Current assets..............................................    $ 16,937       $ 36,931
Noncurrent assets...........................................     152,072        149,593
Current liabilities.........................................      34,538         43,400
Noncurrent liabilities......................................      49,421         55,593

                                                      MAY 29,      JANUARY 1,      YEARS ENDED
                                                      2002 TO       2002 TO        DECEMBER 31
                                                    DECEMBER 27,    MAY 28,     ------------------
                                                        2002          2002        2001      2000
                                                    ------------   ----------   --------   -------
Revenue...........................................    $61,450       $35,671     $103,364   $52,430
Operating income..................................      2,272         2,982        3,117     3,830
Net (loss) earnings...............................        (62)          235       (4,990)   (1,173)

                         AMERICAN COMMERCIAL LINES LLC

NOTE 16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     Accumulated other comprehensive income (loss) as of December 27, 2002 and December 28, 2001 consists of the following:

                                                                2002      2001
                                                              --------   -------
Unrealized gain (loss) on cash flow hedging instruments:
  Fuel swaps................................................  $     68   $  (242)
  Interest rate swaps.......................................      (290)   (1,076)
Foreign currency translation................................       408      (539)
Minimum pension liability...................................   (15,485)       --
                                                              --------   -------
                                                              $(15,299)  $(1,857)
                                                              ========   =======

NOTE 17.  GUARANTOR FINANCIAL STATEMENTS

     Debt issued by ACL amounting to $313,329 in outstanding term loans as of December 27, 2002, $259,671 in outstanding notes under the Indentures as of December 27, 2002 and the Revolving Credit Facility, which provides for revolving loans and the issuance of letters of credit in an aggregate amount up to $50,000, are guaranteed by ACL's wholly-owned domestic subsidiaries, other than ACL Capital Corp. (which was formed in connection with the issuance of the senior notes), any Accounts Receivable Subsidiary (as defined in the Indentures with respect to such debt) and certain subsidiaries of ACL without substantial assets or operations (collectively the "Guarantor Subsidiaries"). Such guarantees are full, unconditional and joint and several.

     Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that they would not be material to investors. The following supplemental financial information sets forth on a combined basis, combining statements of financial position, statements of operations and statements of cash flows for the Guarantor Subsidiaries (including ACL) and non-guarantor subsidiaries as of December 27, 2002 and December 28, 2001 and the periods May 29, 2002 through December 27, 2002 and December 29, 2001 thorough May 28, 2002, and for the fiscal years ended December 28, 2001 and December 29, 2000.

                         AMERICAN COMMERCIAL LINES LLC

 COMBINING STATEMENT OF OPERATIONS FOR THE PERIOD MAY 29, 2002 THROUGH DECEMBER
                                    27, 2002

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $395,108       $24,905        $    --      $420,013
  Revenue from related parties.................         666         7,368             --         8,034
                                                   --------       -------        -------      --------
                                                    395,774        32,273             --       428,047
OPERATING EXPENSE
  Materials, Supplies and Other................     171,647        12,685             --       184,332
  Restructuring Cost...........................         565            --             --           565
  Rent.........................................      29,080           816             --        29,896
  Labor and Fringe Benefits....................      94,055         2,966             --        97,021
  Fuel.........................................      48,888           460             --        49,348
  Depreciation and Amortization................      33,162         4,245             --        37,407
  Taxes, Other Than Income Taxes...............      15,408            77             --        15,485
                                                   --------       -------        -------      --------
                                                    392,805        21,249             --       414,054
                                                   --------       -------        -------      --------
OPERATING INCOME...............................       2,969        11,024             --        13,993

OTHER EXPENSE (INCOME)
  Interest Expense.............................      34,776         1,168             --        35,944
  Interest Expense, Affiliate -- Net...........          --         4,261         (4,261)           --
  Other, Net...................................      (5,375)        4,421          4,261         3,307
                                                   --------       -------        -------      --------
                                                     29,401         9,850             --        39,251
                                                   --------       -------        -------      --------
(LOSS) INCOME BEFORE INCOME TAXES..............     (26,432)        1,174             --       (25,258)
INCOME TAXES...................................         435           308             --           743
                                                   --------       -------        -------      --------
NET (LOSS) EARNINGS............................    $(26,867)      $   866        $    --      $(26,001)
                                                   ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

 COMBINING STATEMENT OF OPERATIONS FOR THE PERIOD DECEMBER 29, 2001 THROUGH MAY
                                    28, 2002

                                                   GUARANTOR        OTHER                      COMBINED
                                                  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                  ------------   ------------   ------------   --------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue.......................................    $272,653       $ 7,154        $    --      $279,807
  Revenue from related parties..................         410         4,588             --         4,998
                                                    --------       -------        -------      --------
                                                     273,063        11,742             --       284,805

OPERATING EXPENSE
  Materials, Supplies and Other.................     128,363         9,729             --       138,092
  Restructuring Cost............................      13,493            --             --        13,493
  Rent..........................................      22,527           594             --        23,121
  Labor and Fringe Benefits.....................      64,172         1,588             --        65,760
  Fuel..........................................      30,316           118             --        30,434
  Depreciation and Amortization.................      19,413         2,411             --        21,824
  Gain on Property Dispositions, Net............        (452)           (3)            --          (455)
  Taxes, Other Than Income Taxes................      10,902            24             --        10,926
                                                    --------       -------        -------      --------
                                                     288,734        14,461             --       303,195
                                                    --------       -------        -------      --------
OPERATING LOSS..................................     (15,671)       (2,719)            --       (18,390)

OTHER EXPENSE (INCOME)
  Interest Expense..............................      25,691            21             --        25,712
  Interest Expense, Affiliate -- Net............         827         2,801         (2,801)          827
  Other, Net....................................      (2,299)         (502)         2,801            --
                                                    --------       -------        -------      --------
                                                      24,219         2,320             --        26,539
                                                    --------       -------        -------      --------
LOSS BEFORE INCOME TAXES........................     (39,890)       (5,039)            --       (44,929)
INCOME TAXES (BENEFIT)..........................        (976)           57             --          (919)
                                                    --------       -------        -------      --------
NET LOSS........................................    $(38,914)      $(5,096)       $    --      $(44,010)
                                                    ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 28, 2001

                                                   GUARANTOR        OTHER                      COMBINED
                                                  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                  ------------   ------------   ------------   --------
                                                            (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue.......................................    $701,081       $28,611        $    --      $729,692
  Revenue from related parties..................      47,757        11,052             --        58,809
                                                    --------       -------        -------      --------
                                                     748,838        39,663             --       788,501

OPERATING EXPENSE
  Materials, Supplies and Other.................     319,093        22,513             --       341,606
  Rent..........................................      55,191         1,520             --        56,711
  Labor and Fringe Benefits.....................     161,606         4,435             --       166,041
  Fuel..........................................      92,991           569             --        93,560
  Depreciation and Amortization.................      50,364         5,133             --        55,497
  Gain on Property Dispositions, Net............     (16,498)           --             --       (16,498)
  Taxes, Other Than Income Taxes................      26,166            57             --        26,223
                                                    --------       -------        -------      --------
                                                     688,913        34,227             --       723,140
                                                    --------       -------        -------      --------
OPERATING INCOME................................      59,925         5,436             --        65,361

OTHER EXPENSE (INCOME)
  Interest Expense..............................      70,932            --             --        70,932
  Interest Expense, Affiliate -- Net............          --         6,364         (6,364)           --
  Other, Net....................................      (8,328)        3,490          6,364         1,526
                                                    --------       -------        -------      --------
                                                      62,604         9,854             --        72,458
                                                    --------       -------        -------      --------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      (2,679)       (4,418)            --        (7,097)
INCOME TAXES (BENEFIT)..........................         (21)          139             --           118
                                                    --------       -------        -------      --------
LOSS BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE...................      (2,658)       (4,557)            --        (7,215)
EXTRAORDINARY ITEM -- GAIN ON EARLY
  EXTINGUISHMENT OF DEBT........................       1,885            --             --         1,885
CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........        (490)           --             --          (490)
                                                    --------       -------        -------      --------
NET LOSS........................................    $ (1,263)      $(4,557)       $    --      $ (5,820)
                                                    ========       =======        =======      ========

                         AMERICAN COMMERCIAL LINES LLC

     COMBINING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 29, 2000

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING REVENUE
  Revenue......................................    $733,870       $ 37,879       $    --      $771,749
  Revenue from related parties.................          --          2,089            --         2,089
                                                   --------       --------       -------      --------
                                                    733,870         39,968            --       773,838
OPERATING EXPENSE
  Materials, Supplies and Other................     315,275         19,597            --       334,872
  Rent.........................................      48,033          1,430            --        49,463
  Labor and Fringe Benefits....................     155,903          7,348            --       163,251
  Fuel.........................................      85,159          2,935            --        88,094
  Depreciation and Amortization................      49,104          6,910            --        56,014
  Gain on Property Dispositions, net...........      (1,686)            --            --        (1,686)
  Taxes, Other Than Income Taxes...............      26,425          1,097            --        27,522
                                                   --------       --------       -------      --------
                                                    678,213         39,317            --       717,530
                                                   --------       --------       -------      --------
OPERATING INCOME...............................      55,657            651            --        56,308
OTHER EXPENSE (INCOME)
  Interest Expense.............................      70,813             --            --        70,813
  Interest Expense, Affiliate -- Net...........          --          6,029        (6,029)           --
  Other, Net...................................      (4,745)         2,725         6,029         4,009
  Gain on Sale of Watercom.....................     (11,418)            --            --       (11,418)
                                                   --------       --------       -------      --------
                                                     54,650          8,754            --        63,404
                                                   --------       --------       -------      --------
EARNINGS (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM...........................       1,007         (8,103)           --        (7,096)
INCOME TAXES...................................         176          4,087            --         4,263
                                                   --------       --------       -------      --------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM......         831        (12,190)           --       (11,359)
EXTRAORDINARY ITEM -- LOSS ON EARLY
  EXTINGUISHMENT OF DEBT.......................        (734)            --            --          (734)
                                                   --------       --------       -------      --------
NET EARNINGS (LOSS)............................    $     97       $(12,190)      $    --      $(12,093)
                                                   ========       ========       =======      ========

                         AMERICAN COMMERCIAL LINES LLC

         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 27, 2002

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
                                                ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents....................    $ 11,518       $  2,978      $      --     $ 14,496
  Cash, Restricted.............................          --          6,328             --        6,328
  Accounts Receivable -- Net...................      24,506         37,759        (21,152)      41,113
  Accounts Receivable -- Related Parties.......       4,129          6,415             --       10,544
  Materials and Supplies.......................      33,370          1,014             --       34,384
  Other Current Assets.........................      38,427        (12,847)            --       25,580
                                                   --------       --------      ---------     --------
          Total Current Assets.................     111,950         41,647        (21,152)     132,445
PROPERTIES -- NET..............................     502,856         82,929             --      585,785
NET PENSION ASSET..............................      20,806             --             --       20,806
INVESTMENTS IN EQUITY INVESTEES................      14,792         49,237             --       64,029
OTHER ASSETS...................................     100,041          3,010        (92,522)      10,529
                                                   --------       --------      ---------     --------
          Total Assets.........................    $750,445       $176,823      $(113,674)    $813,594
                                                   ========       ========      =========     ========
                                             LIABILITIES
CURRENT LIABILITIES
  Accounts Payable.............................    $ 31,804       $  1,497      $      --     $ 33,301
  Accrued Payroll and Fringe Benefits..........      15,713             --             --       15,713
  Deferred Revenue.............................       7,407          2,957             --       10,364
  Accrued Claims and Insurance Premiums........      26,547             --             --       26,547
  Accrued Interest.............................      16,283            146             --       16,429
  Short-term Debt..............................      41,000             --             --       41,000
  Current Portion of Long-Term Debt............     515,879         39,694             --      555,573
  Other Current Liabilities....................      33,181          2,242             --       35,423
  Other Current Liabilities -- Related
     Parties...................................         168         21,152        (21,152)         168
                                                   --------       --------      ---------     --------
          Total Current Liabilities............     687,982         67,688        (21,152)     734,518
LONG-TERM NOTE PAYABLE TO AFFILIATE............          --         92,569        (92,569)          --
LONG-TERM DEBT.................................          --             --             --           --
PENSION LIABILITY..............................      15,072             --             --       15,072
OTHER LONG-TERM LIABILITIES....................      13,500          6,482             --       19,982
                                                   --------       --------      ---------     --------
          Total Liabilities....................     716,554        166,739       (113,721)     769,572
                                                   --------       --------      ---------     --------
                                           MEMBER'S EQUITY
Member's Interest..............................      74,894         10,131             --       85,025
Other Capital..................................       1,429         57,374        (57,374)       1,429
Unearned Compensation..........................      (1,132)            --             --       (1,132)
Retained Deficit...............................     (26,001)       (57,421)        57,421      (26,001)
Accumulated Other Comprehensive Loss...........     (15,299)            --             --      (15,299)
                                                   --------       --------      ---------     --------
          Total Member's Equity................      33,891         10,084             47       44,022
                                                   --------       --------      ---------     --------
          Total Liabilities and Member's
            Equity.............................    $750,445       $176,823      $(113,674)    $813,594
                                                   ========       ========      =========     ========

                         AMERICAN COMMERCIAL LINES LLC

         COMBINING STATEMENT OF FINANCIAL POSITION AT DECEMBER 28, 2001

                                                 GUARANTOR        OTHER                      COMBINED
                                                SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                ------------   ------------   ------------   ---------
                                                                (DOLLARS IN THOUSANDS)
                                                ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents...................   $  45,912       $  1,341      $      --     $  47,253
  Accounts Receivable -- Net..................      25,612         29,752        (13,981)       41,383
  Accounts Receivable -- Related Parties......          --         13,402             --        13,402
  Materials and Supplies......................      30,180          1,155             --        31,335
  Other Current Assets........................      41,019        (11,386)            --        29,633
                                                 ---------       --------      ---------     ---------
          Total Current Assets................     142,723         34,264        (13,981)      163,006
PROPERTIES -- NET.............................     422,877         41,256             --       464,133
NET PENSION ASSET.............................      26,067             --             --        26,067
INVESTMENTS IN EQUITY INVESTEES...............      17,792         49,892             --        67,684
OTHER ASSETS..................................     130,409          2,760        (96,123)       37,046
                                                 ---------       --------      ---------     ---------
          Total Assets........................   $ 739,868       $128,172      $(110,104)    $ 757,936
                                                 =========       ========      =========     =========

                                             LIABILITIES
CURRENT LIABILITIES
  Accounts Payable............................   $  28,094       $  1,643      $      --     $  29,737
  Accrued Payroll and Fringe Benefits.........      17,206             --             --        17,206
  Deferred Revenue............................      11,890             --             --        11,890
  Accrued Claims and Insurance Premiums.......      24,200             --             --        24,200
  Accrued Interest............................      18,659             --             --        18,659
  Short-Term Debt.............................      84,000             --             --        84,000
  Current Portion of Long-Term Debt...........     608,519             --             --       608,519
  Other Current Liabilities...................      40,249         15,804        (13,981)       42,072
  Other Current Liabilities -- Related
     Parties..................................          --          8,397             --         8,397
                                                 ---------       --------      ---------     ---------
          Total Current Liabilities...........     832,817         25,844        (13,981)      844,680
LONG-TERM NOTE PAYABLE TO AFFILIATE...........          --         86,700        (86,700)           --
PENSION LIABILITY.............................      18,907             --             --        18,907
OTHER LONG-TERM LIABILITIES...................      36,163          6,205             --        42,368
                                                 ---------       --------      ---------     ---------
          Total Liabilities...................     887,887        118,749       (100,681)      905,955
                                                 ---------       --------      ---------     ---------

                                           MEMBER'S DEFICIT
Member's Interest.............................     220,074             --             --       220,074
Other Capital.................................     166,580         57,374        (57,374)      166,580
Retained Deficit..............................    (532,816)       (47,951)        47,951      (532,816)
Other Comprehensive Loss......................      (1,857)            --             --        (1,857)
                                                 ---------       --------      ---------     ---------
          Total Member's Deficit..............    (148,019)         9,423         (9,423)     (148,019)
                                                 ---------       --------      ---------     ---------
          Total Liabilities and Member's
            Deficit...........................   $ 739,868       $128,172      $(110,104)    $ 757,936
                                                 =========       ========      =========     =========

                         AMERICAN COMMERCIAL LINES LLC

 COMBINING STATEMENT OF CASH FLOWS FOR THE PERIOD MAY 29, 2002 THROUGH DECEMBER
                                    27, 2002

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net (Loss) Income............................    $(26,867)      $    866       $    --      $(26,001)
  Adjustments to Reconcile Net (Loss) Income to
     Net Cash Provided by Operating Activities:
     Depreciation and Amortization.............      33,162          4,245            --        37,407
     Interest Accretion and Debt Issuance Cost
       Amortization............................       3,962             71            --         4,033
     Other Operating Activities................       4,305          4,646        (6,200)        2,751
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................        (737)       (18,377)        8,785       (10,329)
       Materials and Supplies..................       1,949            162            --         2,111
       Accrued Interest........................      16,046           (639)           --        15,407
       Other Current Assets....................  1,151.....          5,444            --         6,595
       Other Current Liabilities...............      (9,723)        13,112        (8,785)       (5,396)
                                                   --------       --------       -------      --------
       Net Cash Provided by Operating
          Activities...........................      23,248          9,530        (6,200)       26,578
INVESTING ACTIVITIES
  Property Additions...........................      (7,639)          (118)           --        (7,757)
  Proceeds from Property Dispositions..........       1,089             --            --         1,089
  Net Change in Restricted Cash................          --            236            --           236
  Other Investing Activities...................        (906)            12            --          (894)
                                                   --------       --------       -------      --------
       Net Cash (Used in) Provided by Investing
          Activities...........................      (7,456)           130            --        (7,326)
FINANCING ACTIVITIES
  Short-Term Borrowings........................       7,000             --            --         7,000
  Long-Term Debt Repaid........................     (25,713)        (2,640)           --       (28,353)
  Cash Dividends Paid..........................          --         (6,200)        6,200            --
  Bank Overdrafts..............................      (1,785)            --            --        (1,785)
  Debt Costs...................................      (1,035)            --            --        (1,035)
  Other Financing..............................      (1,468)            --            --        (1,468)
                                                   --------       --------       -------      --------
       Net Cash Used in Financing Activities...     (23,001)        (8,840)        6,200       (25,641)
                                                   --------       --------       -------      --------
Net (Decrease) Increase in Cash and Cash
  Equivalents..................................      (7,209)           820            --        (6,389)
Cash and Cash Equivalents at Beginning of
  Period.......................................      18,727          2,158            --        20,885
                                                   --------       --------       -------      --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 11,518       $  2,978       $    --      $ 14,496
                                                   ========       ========       =======      ========

                         AMERICAN COMMERCIAL LINES LLC

 COMBINING STATEMENT OF CASH FLOWS FOR THE PERIOD DECEMBER 29, 2001 THROUGH MAY
                                    28, 2002

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                  (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss.....................................    $(38,914)      $(5,096)       $     --     $(44,010)
  Adjustments to Reconcile Net Loss to Net Cash
     (Used in) Provided by Operating
     Activities:
     Depreciation and Amortization.............      19,413         2,411              --       21,824
     Interest Accretion and Debt Issuance Cost
       Amortization............................       1,235            10              --        1,245
     Gain on Property Dispositions.............        (452)           (3)             --         (455)
     Other Operating Activities................      (4,637)         (785)             --       (5,422)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................     (18,565)        2,958          12,367       (3,240)
       Materials and Supplies..................      (5,139)          (21)             --       (5,160)
       Accrued Interest........................      10,331             1              --       10,332
       Other Current Assets....................      (4,427)        1,278              --       (3,149)
       Other Current Liabilities...............      20,029           695         (12,367)       8,357
                                                   --------       -------        --------     --------
       Net Cash (Used in) Provided by Operating
          Activities...........................     (21,126)        1,448              --      (19,678)
INVESTING ACTIVITIES
  Property Additions...........................      (5,554)          (51)             --       (5,605)
  Proceeds from Property Dispositions..........         985             3              --          988
  Other Investing Activities...................      (2,276)            5            (588)      (2,859)
                                                   --------       -------        --------     --------
       Net Cash Used in Investing Activities...      (6,845)          (43)           (588)      (7,476)
FINANCING ACTIVITIES
  Danielson Holding Corporation Investment.....      25,000            --              --       25,000
  Cash Dividends Paid..........................          --          (588)            588           --
  Long-Term Debt Repaid........................     (25,190)           --              --      (25,190)
  Bank Overdrafts..............................       1,149            --              --        1,149
  Other Financing Activities...................        (173)           --              --         (173)
                                                   --------       -------        --------     --------
       Net Cash Provided by (Used in) Financing
          Activities...........................         786          (588)            588          786
                                                   --------       -------        --------     --------
Net (Decrease) Increase in Cash and Cash
  Equivalents..................................     (27,185)          817              --      (26,368)
Cash and Cash Equivalents at Beginning of
  Period.......................................      45,912         1,341              --       47,253
                                                   --------       -------        --------     --------
       Cash and Cash Equivalents at End of
          Period...............................    $ 18,727       $ 2,158        $     --     $ 20,885
                                                   ========       =======        ========     ========

                         AMERICAN COMMERCIAL LINES LLC

     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 28, 2001

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Loss.....................................    $ (1,263)      $ (4,557)      $    --      $ (5,820)
  Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization.............      50,364          5,133            --        55,497
     Interest Accretion and Debt Issuance Cost
       Amortization............................       4,413             --            --         4,413
     Gain on Property Dispositions.............     (16,498)            --            --       (16,498)
     Other Operating Activities................      (6,753)         5,018            --        (1,735)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       6,349        (32,340)       13,981       (12,010)
       Materials and Supplies..................      (1,119)          (265)           --        (1,384)
       Accrued Interest........................         413             --            --           413
       Other Current Assets....................     (14,648)         9,650            --        (4,998)
       Other Current Liabilities...............     (11,859)        18,569            --         6,710
                                                   --------       --------       -------      --------
       Net Cash Provided by Operating
          Activities...........................       9,399          1,208        13,981        24,588
INVESTING ACTIVITIES
  Property Additions...........................     (13,165)        (6,607)           --       (19,772)
  Investment in Vessel Leasing LLC.............      (6,808)            --            --        (6,808)
  Proceeds from Property Dispositions..........      23,918             --            --        23,918
  Proceeds from Sale of Terminals..............       7,818             --            --         7,818
  Proceeds from Property Condemnation..........       2,730             --            --         2,730
  Other Investing Activities...................      (9,055)         1,846         2,615        (4,594)
                                                   --------       --------       -------      --------
       Net Cash Provided by (Used in) Investing
          Activities...........................       5,438         (4,761)        2,615         3,292
FINANCING ACTIVITIES
  Short-Term Borrowings........................      17,250             --            --        17,250
  Long-Term Debt Repaid........................     (47,937)            --            --       (47,937)
  Borrowing from Affiliates....................          --            567          (567)           --
  Affiliate Debt Repaid........................          --           (567)          567            --
  Bank Overdrafts..............................      (6,670)            --            --        (6,670)
  Debt Costs...................................      (3,463)            --            --        (3,463)
  Cash Dividends Paid..........................          --         (1,000)        1,000            --
  Other Financing..............................         625          3,615        (3,615)          625
                                                   --------       --------       -------      --------
       Net Cash (Used in) Provided by Financing
          Activities...........................     (40,195)         2,615        (2,615)      (40,195)
                                                   --------       --------       -------      --------
Net Decrease in Cash and Cash Equivalents......     (25,358)          (938)       13,981       (12,315)
Cash and Cash Equivalents at Beginning of
  Year.........................................      57,289          2,279            --        59,568
                                                   --------       --------       -------      --------
       Cash and Cash Equivalents at End of
          Year.................................    $ 31,931       $  1,341       $13,981      $ 47,253
                                                   ========       ========       =======      ========

                         AMERICAN COMMERCIAL LINES LLC

     COMBINING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 29, 2000

                                                  GUARANTOR        OTHER                      COMBINED
                                                 SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                                 ------------   ------------   ------------   --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
  Net Earnings (Loss)..........................    $     97       $(12,190)      $     --     $(12,093)
  Adjustments to Reconcile Net Earnings (Loss)
     to Net Cash Provided by (Used in)
     Operating Activities:
     Depreciation and Amortization.............      49,105          6,909             --       56,014
     Interest Accretion and Debt Issuance Cost
       Amortization............................       3,062             --             --        3,062
     Impairment of Barges......................       3,865             --             --        3,865
     Gain on Property Dispositions.............      (1,686)            --             --       (1,686)
     Gain on Sale of Watercom..................     (11,418)            --             --      (11,418)
     Other Operating Activities................      (4,320)           699             --       (3,621)
     Changes in Operating Assets and
       Liabilities:
       Accounts Receivable.....................       4,925         (7,472)            --       (2,547)
       Materials and Supplies..................      14,155           (265)            --       13,890
       Accrued Interest........................      10,557             --             --       10,557
       Other Current Assets....................      (6,939)         3,224             --       (3,715)
       Other Current Liabilities...............     (23,612)         2,086             --      (21,526)
                                                   --------       --------       --------     --------
       Net Cash Provided by (Used in) Operating
          Activities...........................      37,791         (7,009)            --       30,782
INVESTING ACTIVITIES
  Property Additions...........................     (27,817)        (2,737)            --      (30,554)
  Purchase of Barging Assets...................     (31,500)            --             --      (31,500)
  Proceeds from Property Dispositions..........       4,089             --             --        4,089
  Proceeds from Sale of Watercom...............      13,600             --             --       13,600
  Proceeds from Sale of Restricted
     Investments...............................      25,288             --             --       25,288
  Other Investing Activities...................     (15,537)        (1,536)        11,958       (5,115)
                                                   --------       --------       --------     --------
       Net Cash Used in Investing Activities...     (31,877)        (4,273)        11,958      (24,192)
FINANCING ACTIVITIES
  Short-Term Borrowings........................      66,750             --             --       66,750
  Short-Term Debt Repaid.......................     (54,752)            --             --      (54,752)
  Affiliate Debt Repaid........................          --        (12,560)        12,560           --
  Cash Dividends Paid..........................          --         (3,160)         3,160           --
  Other Financing..............................      10,139          1,694         (1,694)      10,139
  Borrowing from Affiliates....................          --         25,984        (25,984)          --
                                                   --------       --------       --------     --------
       Net Cash Provided by Financing
          Activities...........................      22,137         11,958        (11,958)      22,137
                                                   --------       --------       --------     --------
Net Increase in Cash and Cash Equivalents......      28,051            676             --       28,727
Cash and Cash Equivalents at Beginning of
  Year.........................................      29,238          1,603             --       30,841
                                                   --------       --------       --------     --------
       Cash and Cash Equivalents at End of
          Year.................................    $ 57,289       $  2,279       $     --     $ 59,568
                                                   ========       ========       ========     ========

                         REPORT OF INDEPENDENT AUDITORS

The Board of Managers
American Commercial Lines LLC

We have audited the accompanying consolidated statement of financial position of American Commercial Lines LLC as of December 27, 2002, and the related consolidated statements of operations, member's equity, and cash flows for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(a) for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Commercial Lines LLC at December 27, 2002, and the consolidated results of its operations and its cash flows for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the periods from December 29, 2001 to May 28, 2002 and May 29, 2002 to December 27, 2002, when considered in relation to the 2002 basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that American Commercial Lines LLC will continue as a going concern. American Commercial Lines LLC has incurred recurring operating losses, has a working capital deficiency, and has not complied with certain covenants of its loan agreements. As more fully described in Note 2, on January 31, 2003, the Company and its immediate direct parent, American Commercial Lines Holdings LLC, as well as certain subsidiaries of the Company, filed a petition with the U.S. Bankruptcy Court to reorganize under Chapter 11 of the U.S. Bankruptcy Code. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The 2002 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Louisville, Kentucky
February 21, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Managers
American Commercial Lines LLC

In our opinion, based on our audits and the report of other auditors who have ceased operations, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Commercial Lines LLC (ACL) at December 28, 2001, and the results of their operations and their cash flows for each of the two fiscal years in the period ended December 28, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the reports of other auditors who have ceased operations, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of ACL's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of UABL Limited (UABL), a 50% owned subsidiary, for 2001, which statements reflect 7% of consolidated total assets as of December 28, 2001, and 27% of consolidated net loss for the fiscal year ended December 28, 2001. Those statements were audited by other auditors who have ceased operations and whose report thereon dated March 26, 2002 has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for UABL is based solely on the report of the other auditors who have ceased operations. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors who have ceased operations provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, during the fourth quarter of 2001 the Company prospectively increased its estimate of the useful lives of towboats, which reduced the loss before extraordinary items and the net loss by $1.1 million for the fiscal year ended December 28, 2001. Additionally, the consolidated financial statements reflect the restatement described in Note 12 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein).

The accompanying consolidated financial statements have been prepared assuming that ACL will continue as a going concern. ACL incurred a substantial loss during 2001. As discussed in Note 4 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein), subsequent to December 28, 2001 ACL also defaulted on its Senior Notes and Senior Credit Facilities and has determined that it is not likely that it will be able to meet the covenant requirements included in the Senior Credit Facilities agreement for 2002. Accordingly, ACL's outstanding debt has been classified as current in its consolidated balance sheet at December 28, 2001. The above facts raise substantial doubt that ACL's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4 to the December 28, 2001 consolidated financial statements (which Note is not presented separately herein). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Louisville, Kentucky
March 26, 2002, except for the restatement described above, as to which the date is August 13, 2002.

                         AMERICAN COMMERCIAL LINES LLC

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (DOLLARS IN THOUSANDS)

                                         BALANCE AT
                                        BEGINNING OF   CHARGES TO                            BALANCE AT END
                                           PERIOD       EXPENSE      OTHER       WRITEOFFS     OF PERIOD
                                        ------------   ----------   -------      ---------   --------------
2002:
Allowance for uncollectible
  accounts............................     $1,631        $  975          --       $  (743)       $1,863

2001:
Allowance for uncollectible
  accounts............................     $1,157        $1,176          --       $  (702)       $1,631

2000:
Allowance for uncollectible
  accounts............................     $2,290        $  194          --       $(1,327)       $1,157
Valuation allowance for foreign net
  operating loss carryforwards........     $6,605            --     $(6,605)(1)        --            --

---------------

(1) Contribution of assets to UABL.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with accountants in 2001 or 2002. See the Current Report on Form 8-K filed by ACL on August 1, 2002 with respect to a change in principal accounting firms which occurred on July 25, 2002, which such Current Report is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

                               EXECUTIVE OFFICERS

NAME                                     AGE   POSITION
----                                     ---   --------
Michael C. Hagan.......................  56    President and Chief Executive Officer
James F. Farley........................  51    Senior Vice President, Transportation Services of ACBL
                                               and LDC
Lisa L. Fleming........................  41    General Counsel and Secretary
Robert P. Herre........................  50    President of Jeffboat
Peter L. Kazunas.......................  40    Senior Vice President, Marketing Services
Martin K. Pepper.......................  49    Senior Vice President, International Business
                                               Development of ACL International
R. Barry Uber..........................  57    President and Chief Operating Officer of ACBL and LDC
William N. Whitlock....................  61    Senior Vice President, Logistic Services
James J. Wolff.........................  45    Senior Vice President, Finance and Chief Financial
                                               Officer
Stephen R. Wood........................  60    Senior Vice President and Chief Administrative Officer

                               BOARD OF MANAGERS

NAME                                     AGE   POSITION                 MEMBER SINCE
----                                     ---   --------                 ------------
Michael C. Hagan.......................  56    Chairman                    1998
James J. Wolff.........................  45    Member                      1998
L. Stephens Baird......................  36    Member                      2003

     Michael C. Hagan is Chairman of the ACL Board of Managers and serves as its President and Chief Executive Officer. Mr. Hagan has served as President and Chief Executive Officer of ACL and its subsidiaries since 1991. Prior to that, he held a series of positions of increasing responsibility within ACL, which he joined in 1970, and with CSX.

     L. Stephens Baird is a Member of the ACL Board of Managers and has served as Vice President and Treasurer of ACL since March 2000. From July 1996 to March 2000, Mr. Baird was Manager, Financial Analysis for CSX. Prior to joining CSX, Mr. Baird held positions with Stern Stewart & Company (from March 1995 -- July
1996) and PricewaterhouseCoopers LLP (September 1992 -- March 1995) performing financial advisory services.

     James F. Farley was named Senior Vice President, Transportation Services of ACBL and LDC in June 2002 after serving as Senior Vice President, Marketing Services of ACBL since March 2000. Mr. Farley was Vice President, Liquid Sales of ACBL from 1998 to 2000. Mr. Farley joined ACBL in 1992 and served in various management positions, including Vice President, Distribution Services. Prior to joining ACL Mr. Farley was Vice President, Operations with The Valley
Line -- Sequa Corporation.

     Lisa L. Fleming was named General Counsel and Secretary of ACL on January 20, 2003. From 1983 to 1995, Ms. Fleming worked for ACL in various capacities including Associate General Counsel and Director of

Strategic Planning. From 1996 to 2002, Ms. Fleming served Midland Enterprises Inc. and The Ohio River Company as Associate General Counsel and Assistant Secretary, where she managed legal, insurance and risk management functions.

     Robert P. Herre was appointed President of Jeffboat in September 2001. Mr. Herre began his career with ACL in 1990 and has served in various managerial roles, most recently as Vice President, Vessel Management for ACBL.

     Peter L. Kazunas was named Senior Vice President, Marketing Services of ACBL and LDC in June 2002. From 1998 to 2002, Mr. Kazunas was Assistant Vice President, Logistic Services. He served in many other managerial roles at ACL in the preceding twenty years.

     Martin K. Pepper was appointed Senior Vice President, International Business Development for ACL International in August 1998. Prior to joining ACL in 1997 as Vice President for Fleet Maintenance, he served for sixteen years as an operations officer with Canal Barge Line and served in sales and marketing for Tidewater Barge Line from 1990 to 1997.

     R. Barry Uber was appointed President and Chief Operating Officer of ACBL and LDC in July 2001. From March 1998 to December 2000, Mr. Uber was President and Chief Executive Officer of North American Van Lines prior to joining ACBL. Prior to that, Mr. Uber spent twenty-nine years with the Ingersoll-Rand Company, ending his career there as President, Construction and Mining.

     William N. Whitlock was named Senior Vice President, Logistic Services for ACBL and LDC in March 2000. He had served as Senior Vice President, Transportation Services of ACBL and LDC from 1982 through March 2000. Prior to joining ACL in 1979 Mr. Whitlock devoted fifteen years of his career to the U.S. Army Corps of Engineers in positions of increasing authority.

     James J. Wolff is a Member of the ACL Board of Managers and serves as Senior Vice President, Finance and Chief Financial Officer of ACL and its subsidiaries. Mr. Wolff was with Texas Gas Exploration, a former CSX subsidiary, from 1979 to 1986. In 1986, he joined CSX and transferred to ACL in 1992 as Senior Vice President -- Finance. He was appointed Senior Vice
President -- International Business Development for ACL International in 1996 and returned to the position of Chief Financial Officer of ACL in August 1998.

     Stephen R. Wood was named Senior Vice President and Chief Administrative Officer of ACL on February 1, 2003. Mr. Wood oversees the ACL Human Resources, Sourcing, Risk Management, Information Technology and Building Services departments. From 2000 to February 2003, Mr. Wood was President of Centaur Energy Development, LLC. From 1997 to 2000, Mr. Wood served as President of Louisville Gas & Electric Company and President, Distribution Services of LG&E Energy Corp. From 1989 to 1997, Mr. Wood was Chief Administrative Officer for LG&E Energy Corp.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table sets forth information concerning the annual and long-term compensation for services in all capacities to ACL, or its subsidiary companies or their predecessors for 2000 through 2002 of those persons who served as (i) the chief executive officer during 2002 and (ii) the other four most highly compensated executive officers for 2002 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                                 AWARDS
                                                                         -----------------------
                             ANNUAL COMPENSATION                         RESTRICTED   SECURITIES
NAME AND                  --------------------------    OTHER ANNUAL       STOCK      UNDERLYING      ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY    BONUS(1)   COMPENSATION(2)   AWARDS(3)     OPTIONS     COMPENSATION(4)
------------------        ----   --------   --------   ---------------   ----------   ----------   ---------------
Michael C. Hagan........  2002   $315,000   $     --       $ 9,240        $556,205     210,000         $52,007
  President and CEO       2001    315,000         --         9,240              --          --          27,983
  ACL                     2000    315,000         --         9,240              --          --          30,918
R. Barry Uber...........  2002   $275,000   $ 50,000       $41,240              --     140,000         $ 5,330
  President and COO       2001    126,042    150,000         4,235              --          --          15,188
  ACBL and LDC                                                                  --          --
  (appointed 7/2001)
Robert P. Herre.........  2002   $150,000   $ 75,000       $ 9,240              --          --         $ 9,043
  President Jeffboat
  (appointed 9/2001)
James F. Farley.........  2002   $169,000   $ 10,000       $ 9,240        $ 92,702      95,000         $ 6,565
  Sr. Vice President --   2001    166,125         --         9,240              --          --           2,030
  Marketing Services      2000    156,250     40,000         8,140              --          --             824
  ACBL and LDC
William N. Whitlock.....  2002   $169,000   $     --       $ 9,240        $222,481      95,000         $25,392
  Sr. Vice President --   2001    167,000         --         9,240              --          --          10,275
  Logistic Services       2000    161,000         --         9,240              --          --          10,577
  ACBL and LDC

---------------

(1) In 2002 Messrs. Uber and Herre were paid bonuses pursuant to employment agreements in the amounts of $50,000 and $75,000, respectively. Mr. Farley received an incentive award of $10,000 in 2002. In 2001, Mr. Uber received a $150,000 bonus pursuant to an employment agreement. In 2000, Mr. Farley received an incentive award of $40,000.

(2) Consists of automobile payments only in 2000, 2001 and 2002, except that Mr. Uber received a $30,000 living allowance and a $2,000 phone allowance in 2002.

(3) Consists of the dollar value of restricted stock awards (calculated by multiplying the number of shares awarded by the closing market price of DHC's common stock on the date of the grant - which was $6.16 as of the May 29, 2002 grant date) made in restricted DHC common stock as part of the Danielson Recapitalization whereby each of the respective Named Executive Officers holding preferred membership units in ACL Holdings at the time of Danielson Recapitalization abandoned those units to ACL Holdings for no consideration and received certain amounts of restricted DHC common stock from DHC for their continued employment with ACL. ACL management received a total of 339,039 shares of restricted stock, of which Messrs. Hagan, Whitlock and Farley received 90,293, 36,117 and 15,049 shares, respectively. At December 27, 2002, the aggregate value of Messrs. Hagan, Whitlock and Farley's restricted DHC common stock was $203,701 (141,459 shares multiplied by $1.44, the closing price of DHC common stock on December 27, 2002).

(4) Amounts shown include the above-market portion of earnings on a CSX deferred compensation program available to Mr. Hagan and Mr. Whitlock. For 2002, those amounts were $29,621 for Mr. Hagan and $8,242 for Mr. Whitlock. For 2001, those amounts were $25,535 for Mr. Hagan and $7,105 for Mr. Whitlock. For 2000, those amounts were $22,013 for Mr. Hagan and $6,124 for Mr. Whitlock. Amounts shown also include life insurance premium payments made on behalf of the Named Executive Officers in the following amounts for 2002: for Mr. Hagan, $5,433, for Mr. Uber, $2,580, for Mr. Herre, $510, for Mr. Whitlock, $4,289, and for Mr. Farley, $1,495; for 2001 for Mr. Hagan, $2,913, for Mr. Uber, $1,075, for Mr. Whitlock, $3,102, and for Mr. Farley, $1,016; and for 2000 for Mr. Hagan, $2,798, for Mr. Whitlock, $2,546, and for Mr. Farley, $824. Amounts shown also include matching contributions made by ACL in conjunction with deferral of salary or bonus to a supplementary savings plan on behalf of Mr. Hagan in the amounts of $9,450 for 2002 and $4,200 for 2000 and 2001; $4,500 for Mr. Herre in 2002; and
    $5,070 for Mr. Whitlock in 2002. Amounts shown also include payment for the provision of tax services for Messrs. Hagan, Herre and Whitlock in the amount of $1,991, $2,721 and $2,721, respectively, in 2002; $1,893 each for Messrs. Hagan and Whitlock in 2001 and $1,907 each for Messrs. Hagan and Whitlock in 2000. Amounts for 2002 also include matching contributions made by ACL to the Named Executive Officers pursuant to the ACL 401(k) plan available to all employees in the following amounts: $5,512 for Mr. Hagan, $2,750 for Mr. Uber, $1,312 for Mr. Herre, $5,070 for Mr. Farley and $5,070 for Mr. Whitlock.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     No Named Executive Officer received an option or SAR grant from ACL in 2002. Messrs. Hagan, Uber, Whitlock and Farley received option grants from DHC in the form of DHC stock options in 2002. Those options are discussed in the table below. These options were granted under DHC's 1995 Stock and Incentive Plan.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
                           ---------------------------                                  POTENTIAL REALIZABLE
                                           PERCENT OF                                     VALUE AT ASSUMED
                            NUMBER OF        TOTAL                                      ANNUAL RATES OF STOCK
                            SECURITIES    OPTIONS/SARS                                   PRICE APPRECIATION
                            UNDERLYING     GRANTED TO                                      FOR OPTION TERM
                           OPTIONS/SARS   EMPLOYEES IN   EXERCISE OR                    ---------------------
NAME                         GRANTED      FISCAL YEAR    BASE PRICE    EXPIRATION DATE     5%         10%
----                       ------------   ------------   -----------   ---------------  --------   ----------
Michael C. Hagan.........    210,000          13.5%         $5.00       July 24, 2012   $407,400   $1,270,500
R. Barry Uber............    140,000           9.0           5.00       July 24, 2012    271,600      847,000
Robert P. Herre..........     95,000           6.1           5.00       July 24, 2012    184,300      574,750
James F. Farley..........     95,000           6.1           5.00       July 24, 2012    184,300      574,750
William N. Whitlock......     95,000           6.1           5.00       July 24, 2012    184,300      574,750

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

     The following table sets forth information with respect to the exercise of options to acquire DHC common stock by the Named Executive Officers during 2002 and the number of securities underlying unexercised options held by each of the Named Executive Officers and the value of such options at the end of fiscal 2002:

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS AT
                             SHARES ACQUIRED    VALUE        AT FISCAL YEAR-END            FISCAL YEAR-END
NAME                           ON EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         ---------------   --------   -------------------------   -------------------------
Michael C. Hagan...........        N/A           N/A              0/210,000                  $0/115,500
R. Barry Uber..............        N/A           N/A              0/140,000                    0/77,000
Robert P. Herre............        N/A           N/A               0/95,000                    0/52,250
James F. Farley............        N/A           N/A               0/95,000                    0/52,250
William N. Whitlock........        N/A           N/A               0/95,000                    0/52,250

---------------

(1) Represents options to purchase DHC common stock granted pursuant to the DHC 1995 Stock and Incentive Plan.

(2) Value of unexercised options at fiscal year-end represents the difference between the exercise price of any outstanding in-the-money options and $1.44, the mean value of DHC common stock on December 27, 2002.

PENSION PLANS

 Salary Continuation Plan and Special Retirement Plan

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

 Salaried Employee Pension Plans

     The pension plan table provided below sets forth estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups.

                               PENSION PLAN TABLE

                                                            YEARS OF SERVICE
FIVE CONSECUTIVE YEAR                     ----------------------------------------------------
AVERAGE COMPENSATION                         15         20         25         30         35
---------------------                     --------   --------   --------   --------   --------
$125,000................................  $ 26,146   $ 35,521   $ 44,896   $ 54,271   $ 63,646
 150,000................................    31,375     42,625     53,875     65,125     76,375
 175,000................................    36,604     49,729     62,854     75,979     89,104
 200,000................................    41,833     56,833     71,833     86,833    101,833
 225,000................................    47,063     63,938     80,813     97,688    114,563
 250,000................................    52,292     71,042     89,792    108,542    127,292
 275,000................................    57,521     78,146     98,771    119,396    140,021
 300,000................................    62,750     85,250    107,750    130,250    152,750
 325,000................................    67,979     92,354    116,729    141,104    165,479
 350,000................................    73,208     99,458    125,708    151,958    178,208
 375,000................................    78,438    106,563    134,688    162,813    190,938
 400,000................................    83,667    113,667    143,667    173,667    203,667
 425,000................................    88,896    120,771    152,646    184,521    216,396
 450,000................................    94,125    127,875    161,625    195,375    229,125
 475,000................................    99,354    134,979    170,604    206,229    241,854
 500,000................................   104,583    142,083    179,583    217,083    254,583

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

     The above table sets forth the estimated annual benefits payable, before offset for the Social Security annuity, by ACL to any officer or salaried employee upon retirement at the normal retirement age after selected periods of service and in specified compensation groups. The normal form of the benefit is a straight-life annuity. As of April 1, 2003, the individuals named in the Summary Compensation Table will have the following years of credited service:
Mr. Hagan, 32.64 years; Mr. Uber, less than 2 years; Mr. Whitlock, 23.88 years; Mr. Farley, 10.86 years.

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

COMPENSATION OF BOARD OF MANAGERS

     Members of the ACL Board of Managers do not receive any fees for those services. ACL will reimburse members of the Board of Managers for any out-of-pocket expenses incurred by them in connection with services provided in such capacity.

ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

     No Named Executive Officer, Member of the ACL Board of Managers or other executive officer of ACL owns any membership interests in ACL. Of the Named Executive Officers of ACL, Messrs. Hagan (90,293 shares), Whitlock (36,117 shares) and Farley (15,049 shares) own restricted common stock in ACL's parent company, DHC. Other executive officers of ACL also own restricted DHC common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AFFILIATE AGREEMENTS

     ACL has also entered into an arrangement with Vessel Leasing (in which ACL owns 50% and DHC owns 50% of the outstanding equity interests), whereby ACL's wholly owned subsidiary, Jeffboat, sells barges to Vessel Leasing which charters those barges to ACBL. ACL guarantees the charters between ACBL and Vessel Leasing. As a result of the DHC ownership of Vessel Leasing and the control DHC has on ACL, Vessel Leasing is consolidated with ACL for purposes of ACL's financial statements but not its debt covenants.

     On July 25, 2002, ACL entered into a three year charter agreement with ACLines, an affiliated entity, for the leasing of one towboat and four tank barges that ACLines previously purchased from an existing charter ACL had in place with a third-party financial institution. The terms and conditions of the charter with ACLines were on an arm's-length basis and were at least as favorable as ACL could have obtained from an unrelated third party. These vessels were subsequently purchased by a non-affiliated third-party financial institution on December 30, 2002 and were again leased to ACBL on substantially the same terms and conditions.

     ACL and DHC are parties to a non-material corporate services agreement whereby ACL performs certain corporate services for DHC on a blended monthly fee/hourly basis. ACL also has entered into certain non-material agreements with GMS (in which an ACL subsidiary owns 50% of the outstanding equity interests and DHC owns 5.4% of the outstanding equity interests) for the provision of corporate services by ACL's wholly owned subsidiary, ACT, to GMS. ACL has also entered into certain non-material agreements with certain affiliates of UABL for ship management and chartering arrangements, which relate to the UABL merger described in Item 1, Business -- General.

     ACL's arrangements described above are each on terms and conditions that ACL believes are in the aggregate not materially more burdensome to ACL than would be obtained on an arm's-length basis among unaffiliated parties.

ITEM 14.  CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this Report, ACL carried out an evaluation, under supervision and with the participation of ACL's management, including ACL's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of ACL's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that ACL's disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in this Report and ACL's other periodic filings is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in ACL's internal controls or in other factors that could significantly affect the internal controls subsequent to the date ACL completed its evaluation. Therefore, no corrective actions were taken.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

    (1) Consolidated Financial Statements:

     Included in Part II of this Report:

        Consolidated Statement of Operations, for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

        Consolidated Statement of Financial Position as of December 27, 2002 and December 28, 2001.

        Consolidated Statement of Cash Flows, for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

        Consolidated Statement of Member's Equity (Deficit), for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

        Notes to Consolidated Financial Statements, for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

        Report of Ernst & Young LLP, Independent Auditors, on the consolidated financial statements of American Commercial Lines LLC at December 27, 2002 and for the year then ended.

        Report of PricewaterhouseCoopers LLP, Independent Accountants, on the consolidated financial statements of American Commercial Lines LLC at December 28, 2001 and for the years ended December 28, 2001 and December 29, 2000.

     Included in Item 15(d) of this Report:

        Consolidated Balance Sheets of UABL Limited as of December 31, 2002 and 2001

        Consolidated Statements of Operations of UABL Limited for the years ended December 31, 2002 and 2001 and for the period of October 24 (inception date) through December 31, 2000.

        Consolidated Statement of Shareholders' Equity of UABL Limited for the years ended December 31, 2002 and 2001 and for the period of October 24 (inception date) through December 31, 2000.

        Consolidated Statements of Cash Flows of UABL Limited for the years ended December 31, 2002 and 2001 and for the period October 24 (inception date) through December 31, 2000.

        Report of Pistrelli, Diaz Y Asociados S.R.L., Members of Ernst & Young Global, Independent Auditors, on the consolidated financial statements of UABL Limited as of and for the year ended December 31, 2002.

        Report of Pistrelli, Diaz Y Asociados, Member of Andersen, Independent Public Accountants, on the consolidated financial statements of UABL Limited as of December 31, 2001 and for the year then ended and for the period of October 24 (inception date) to December 31, 2000.

(2) Financial Statement Schedule

     Included in Part II of this report:

          Schedule II -- Valuation and Qualifying Accounts

          All other schedules are omitted because they are not applicable, not significant or not required, or because the required information is included in the financial statement notes thereto.

(3) Exhibits

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.1    Recapitalization Agreement dated as of April 17, 1998 by and among CSX, Vectura, the Parent, ACL and National Marine
          (incorporated by reference to Exhibit 2.1 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +2.2    Recapitalization Agreement dated as of March 15, 2002 by and among DHC, the Parent, ACL, the Preferred Unitholders (as
          defined therein) party thereto and the Management
          Unitholders (as defined therein) party thereto (incorporated by reference to Exhibit 10.23 of the registrant's Current
          Report on Form 8-K dated March 15, 2002 and filed with the
          Commission on March 27, 2002).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +2.3    First Amendment to Recapitalization Agreement dated as of
          May 29, 2002 by and among DHC, ACLH Acquisition LLC, the
          Parent, ACL, the Preferred Unitholders (as defined therein)
          party thereto, the Management Unitholders (as defined
          therein) party thereto and the Consenting Common Unitholders
          (as defined therein) party thereto (incorporated by
          reference to Exhibit 10.23 of the registrant's Current
          Report on Form 8-K dated May 29, 2002 and filed with the
          Commission on June 10, 2002).
  +3.1    Certificate of Formation of the Parent (incorporated by
          reference to Exhibit 3.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.2    Form of Certificate of Formation of ACL and the Subsidiary
          Guarantors (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +3.3    Form of Limited Liability Company Agreement for the
          Subsidiary Guarantors (incorporated by reference to Exhibit
          3.3 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
   3.4    Amended and Restated Limited Liability Company Agreement of
          the Parent dated as of January 22, 2003 by and between the
          Parent and ACLines LLC.
   3.5    Amended and Restated Limited Liability Company Agreement of
          ACL dated as of January 22, 2003 by and between the Parent and ACL.
  +3.6    Certificate of Incorporation of ACL Capital (incorporated by reference to Exhibit 3.6 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +3.7    By-laws of ACL Capital (incorporated by reference to Exhibit
          3.7 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
  +4.1    Indenture dated as of June 30, 1998 by and among ACL, ACL
          Capital and the Subsidiary Guarantors and the United States
          Trust Company of New York, as trustee (incorporated by
          reference to Exhibit 4.1 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.2    Purchase Agreement dated as of June 23, 1998 among ACL, ACL
          Capital and the Subsidiary Guarantors, Wasserstein Perella
          Securities, Inc. and Chase Securities Inc. (incorporated by reference to Exhibit 4.2 of the registrant's Registration
          Statement on Form S-4, as amended (Registration No.
          333-62227)).
  +4.3    Registration Rights Agreement dated as of June 23, 1998 by and among ACL, ACL Capital and the Subsidiary Guarantors,
          Wasserstein Perella Securities, Inc. and Chase Securities
          Inc. (incorporated by reference to Exhibit 4.3 of the
          registrant's Registration Statement on Form S-4, as amended
          (Registration No. 333-62227)).
  +4.4    Registration Rights Agreement dated as of June 30, 1998 by and among ACL, Vectura, National Marine, CSX Brown, Stuart
          Agranoff and Steven Anderson and each Person whose name is set forth on Schedule I therein (incorporated by reference to Exhibit 4.4 of the registrant's Registration Statement on
          Form S-4, as amended (Registration No. 333-62227)).
  +4.5    Supplemental Indenture dated as of May 29, 2002 by and among
          ACL, ACL Capital Corp. and The Bank of New York (as
          successor trustee to United States Trust Company of New
          York) as Trustee (incorporated by reference to Exhibit 4.1 of the registrant's Quarterly Report on Form 10-Q for period ending June 28, 2002 filed with the Commission on August 14,
          2002).
  +4.6    Indenture dated May 29, 2002 for 11 1/4% Senior Notes due
          2008 by and among ACL, ACL Capital Corp., the Subsidiary
          Guarantors (defined therein) party thereto and The Bank of
          New York, as Trustee (incorporated by reference to Exhibit
          T3C filed with Amendment No. 1 to the registrant's
          Application for Qualification of Indenture Under the Trust
          Indenture Act of 1939 on Form T-3, filed with the Commission on May 29, 2002 (File No. 022-28597)).
  +4.7    Indenture dated May 29, 2002 for 12% Pay-In-Kind Senior
          Subordinated Notes due 2008 by and among ACL, ACL Capital
          Corp., the Subsidiary Guarantors (defined therein) party
          thereto and The Bank of New York, as Trustee (incorporated by reference to Exhibit T3C filed with Amendment No. 1 to
          the registrant's Application for Qualification of Indenture
          Under the Trust Indenture Act of 1939 on Form T-3, filed
          with the Commission on May 29, 2002 (File No. 022-28598)).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  +4.8    Credit Agreement dated as of June 30, 1998 among ACL, the
          Parent, the Lenders (as defined therein) and The Chase
          Manhattan Bank, as issuing bank, as administrative agent, as security trustee and as collateral agent ("Credit
          Agreement") (incorporated by reference to Exhibit 10.1 of
          the registrant's Registration Statement on Form S-4, as
          amended (Registration No. 333-62227)).
  +4.9    Amendment No. 1, Waiver and Agreement dated as of January
          29, 1999 to Credit Agreement (incorporated by reference to
          Exhibit 10.14 of the registrant's 2000 Annual Report on Form
          10-K filed with the Commission on March 29, 2001).
  +4.10   Amendment and Waiver No. 2 dated as of December 13, 1999 to
          Credit Agreement (incorporated by reference to Exhibit 10.15 of the registrant's 2000 Annual Report on Form 10-K filed
          with the Commission on March 29, 2001).
  +4.11   Consent and Waiver No. 3 dated as of June 1, 2000 to Credit
          Agreement (incorporated by reference to Exhibit 10.16 of the registrant's 2000 Annual Report on Form 10-K filed with the
          Commission on March 29, 2001).
  +4.12   Amendment No. 4, Consent and Waiver dated as of October 13,
          2000 to Credit Agreement (incorporated by reference to
          Exhibit 10.17 of the registrant's 2000 Annual Report on Form
          10-K filed with the Commission on March 29, 2001).
  +4.13   Amendment No. 5, Waiver and Agreement dated as of December
          29, 2000 to Credit Agreement (incorporated by reference to
          Exhibit 10.18 of the registrant's 2000 Annual Report on Form
          10-K filed with the Commission on March 29, 2001).
  +4.14   Forbearance Agreement dated as of February 22, 2002 among
          the Parent, ACL, the ACL subsidiary guarantors, the Lenders
          (as defined therein), and The JPMorgan Chase Bank, as
          administrative agent (incorporated by reference to Exhibit
          10.20 of the registrant's 2001 Annual Report on Form 10-K
          filed with the Commission on March 28, 2002).
  +4.15   Amendment Agreement dated as of April 11, 2002 among ACL,
          the Parent, the Lenders (as defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as
          administrative agent, as security trustee and as collateral agent (incorporated by reference to Exhibit 10.1 of the
          registrant's Quarterly Report on Form 10-Q for the period
          ended June 28, 2002 filed with the Commission on August 14,
          2002).
  +4.16   Credit Agreement dated as of June 30, 1998, as Amended and
          Restated as of April 11, 2002, among ACL, the Parent, the
          Lenders (as defined therein) party thereto and The JPMorgan
          Chase Bank, as issuing bank, as administrative agent, as
          security trustee and as collateral agent (incorporated by
          reference to Exhibit 10.2 of the registrant's Quarterly
          Report on Form 10-Q for the period ended June 28, 2002 filed with the Commission on August 14, 2002).
  +4.18   Amendment No. 1 and Agreement dated as of September 27, 2002 to the Amended and Restated Credit Agreement dated as of
          April 11, 2002 among ACL, the Parent, the Lenders (as
          defined therein) party thereto and The JPMorgan Chase Bank, as issuing bank, as administrative agent, as security
          trustee, and as collateral agent (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form
          10-Q for the period ended September 27, 2002 filed with the
          Commission on November 12, 2002).
*+10.1    Employment Agreement between ACL and Daniel J. Marquitz
          dated October 19, 1998 (incorporated by reference to Exhibit
          10.2 of the registrant's Registration Statement on Form S-4, as amended (Registration No. 333-62227)).
*+10.2    Employment Agreement between CSX and Michael C. Hagan dated
          February 1, 1995 (incorporated by reference to Exhibit 10.3 of the registrant's 1998 Annual report on Form 10-K filed
          with the Commission on March 25, 1999).
*+10.3    Stock Purchase and Loan Plan, as amended (incorporated by
          reference to Exhibit 10.14 of CSX's 1998 Annual Report on
          Form 10-K filed with the Commission on March 3, 1999).
*+10.4    1987 Long-Term Performance Stock Plan, as amended
          (incorporated by reference to Exhibit 10.15 of CSX's 1998
          Annual Report on Form 10-K filed with the Commission on
          March 3, 1999).
*+10.5    1985 Deferred Compensation Program for Executives of CSX
          Corporation and Affiliated Companies, as amended
          (incorporated by reference to Exhibit 10.16 of CSX's 1997
          Annual Report on Form 10-K filed with the Commission on
          March 3, 1999).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
*+10.6    Supplementary Savings Plan and Incentive Award Deferral Plan
          for Eligible Executives of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.17 of CSX's 1998 Annual Report on Form 10-K filed with
          the Commission on March 3, 1999).
*+10.7    Special Retirement Plan of CSX Corporation and Affiliated
          Companies, as amended (incorporated by reference to Exhibit
          10.18 of CSX's 1997 Annual Report on Form 10-K filed with
          the Commission on March 3, 1999).
*+10.8    Supplemental Retirement Plan of CSX Corporation and
          Affiliated Companies, as amended (incorporated herein by
          reference to Exhibit 10.19 of CSX's 1997 Annual Report on
          Form 10-K filed with the Commission on March 3, 1998).
*+10.9    American Commercial Lines, Inc. Severance Pay Plan
          (incorporated by reference to Exhibit 10.10 of the
          registrant's 1998 Annual Report on Form 10-K filed with the
          Commission on March 25, 1999).
*+10.10   American Commercial Barge Line Company Salary Continuation
          Plan, as amended (incorporated by reference to Exhibit 10.11 of the registrant's 1998 Annual Report on Form 10-K filed
          with the Commission on March 25, 1999).
*+10.11   Employment Agreement between ACL and David Wagstaff III
          dated June 25,1999 (incorporated by reference to Exhibit
          10.1 of the registrant's Quarterly Report on Form 10-Q for the period ending July 2, 1999 filed with the Commission on
          August 10, 1999).
*+10.12   Consulting Agreement between ACL and David Wagstaff III
          dated October 1, 1999 (incorporated by reference to Exhibit
          10.13 of the registrant's 1999 Annual Report on Form 10-K
          filed with the Commission on March 30, 2000).
 +10.13   Receivables Purchase Agreement between American Commercial
          Lines Funding Corporation, as Seller, American Commercial
          Barge Line LLC, as Servicer, Jupiter Securitization
          Corporation, as a Purchaser, The Financial Institutions from time to time party thereto, as Purchasers and Bank One, NA
          (Main Office Chicago), as Agent, dated as of May 24, 2002
          (incorporated by reference to Exhibit 10.3 of the
          registrant's Quarterly Report on Form 10-Q for the period
          ended June 28, 2002 filed with the Commission on August 14,
          2002).
 +10.14   First Amendment to Receivables Purchase Agreement dated as of November 11, 2002 between American Commercial Lines
          Funding Corporation, as Seller, American Commercial Barge
          Line LLC, as Servicer, the financial institutions from time to time party to the Receivables Purchase Agreement, as bank inventors, Jupiter Securitization Corporation (together with the bank investors, the Purchaser) and Bank One, NA (Main
          Office Chicago), as agent (incorporated by reference to
          Exhibit 10.2 of the registrant's Quarterly Report on Form
          10-Q for the period ended September 27, 2002 filed with the
          Commission on November 12, 2002).
 +10.15   Receivables Sales Agreement between American Commercial
          Barge Line LLC, as an Originator, American Commercial
          Terminals LLC, as an Originator, and American Commercial
          Lines Funding Corporation, as Buyer, dated as of May 24,
          2002 (incorporated by reference to Exhibit 10.4 of the
          registrant's Quarterly Report on Form 10-Q for the period
          ended June 28, 2002 filed with the Commission on August 14,
          2002).
*+10.16   Management Agreement between ACL and Michael C. Hagan dated
          May 29, 2002 (incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the
          period ended June 28, 2002 filed with the Commission on
          August 14, 2002).
*+10.17   Management Agreement between ACL and James J. Wolff dated
          May 29, 2002 (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the
          period ended June 28, 2002 filed with the Commission on
          August 14, 2002).
*+10.18   Amendment of the Special Retirement Plan of ACL dated May
          22, 2002 (incorporated by reference to Exhibit 10.7 of the registrant's Quarterly Report on Form 10-Q for the period
          ended June 28, 2002 filed with the Commission on August 14,
          2002).
*+10.19   Amendment of the Supplemental Savings Plan of Eligible
          Executives of ACL dated May 22, 2002 (incorporated by
          reference to Exhibit 10.8 of the registrant's Quarterly
          Report on Form 10-Q for the period ended June 28, 2002 filed with the Commission on August 14, 2002).

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
*+10.20   Release and Waiver of Employment and Termination of
          Employment Claims between American Commercial Barge Line LLC and Michael A. Khouri dated August 22, 2002 (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly
          Report on Form 10-Q for the period ended September 27, 2002 filed with the Commission on November 12, 2002).
*+10.21   Employment Agreement between American Commercial Barge Line
          LLC and R. Barry Uber dated July 11, 2001 (incorporated by reference to Exhibit 10.19 of the registrant's 2001 Annual
          Report on Form 10-K filed with the Commission on March 28,
          2002).
 *10.22   Employment Agreement between ACL and Robert P. Herre dated
          August 11, 2000.
  21.1    Subsidiaries of ACL.
  99.1    Risk Factors.
  99.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          from Michael C. Hagan, Chief Executive Officer of ACL.
  99.3    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          from James J. Wolff, Chief Financial Officer of ACL.

---------------

 + Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

 *  Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K: Concurrently with the filing of ACL's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002, ACL filed a Current Report on Form 8-K on November 12, 2002, which contained the Sarbanes-Oxley Act of 2002, Section 906 Certifications from Michael C. Hagan, Chief Executive Officer of ACL, and James J. Wolff, Chief Financial Officer of ACL.

(c) Exhibits: See Index to Exhibits.

(d) All financial statements and schedules except those items listed under Item 15(a)(1) and (2) above are omitted because they are not applicable, or are not required, or because the required information is included in the financial statements or notes thereto.

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

                                          American Commercial Lines LLC
                                          (Registrant)

                                          By:     /s/ MICHAEL C. HAGAN
                                            ------------------------------------
                                                      Michael C. Hagan
                                               President and Chief Executive
                                                           Officer

March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2003.

NAME                                                                     TITLE
----                                                                     -----
              /s/ MICHAEL C. HAGAN                 President, Chief Executive Officer
------------------------------------------------   Chairman of ACL Board of Managers
                Michael C. Hagan                   (Principal Executive Officer)

               /s/ JAMES J. WOLFF                  Senior Vice President, Chief Financial Officer
------------------------------------------------   and Member of ACL Board of Managers
                 James J. Wolff                    (Principal Financial and Accounting Officer)

             /s/ L. STEPHENS BAIRD                 Vice President, Treasurer and Member of
------------------------------------------------   ACL Board of Managers
               L. Stephens Baird

                                 CERTIFICATIONS

I, Michael C. Hagan, Chief Executive Officer of American Commercial Lines LLC ("ACL"), the registrant, certify that:

     1.  I have reviewed this annual report on Form 10-K of ACL;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ MICHAEL C. HAGAN
                                          --------------------------------------
                                          Michael C. Hagan
                                          Chief Executive Officer/
                                          Principal Executive Officer
                                          (Signature and Title)

Date: March 27, 2003

I, James J. Wolff, Chief Financial Officer of American Commercial Lines LLC ("ACL"), the registrant, certify that:

     1.  I have reviewed this annual report on Form 10-K of ACL;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ JAMES J. WOLFF
                                          --------------------------------------
                                          James J. Wolff
                                          Chief Financial Officer/
                                          Principal Financial Officer
                                          (Signature and Title)

Date: March 27, 2003

                                  UABL LIMITED

                       CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND
      FOR THE PERIOD OCTOBER 24 (INCEPTION DATE) THROUGH DECEMBER 31, 2000
                      WITH REPORT OF INDEPENDENT AUDITORS

                                  UABL LIMITED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND
        FOR THE PERIOD OCTOBER 24 (INCEPTION DATE) TO DECEMBER 31, 2000

                             CONTENTS
                                                              PAGE
                                                              ----
Report of Independent Auditors (for 2002)...................   96
Report of Independent Auditors (for 2001 and 2000)..........   97
Financial statements
  Consolidated balance sheets as of December 31, 2002 and
     2001...................................................   98
  Consolidated statements of operations for the years ended
     December 31, 2002, 2001 and for the period October 24
     (Inception date) through December 31, 2000.............   99
  Consolidated statements of changes in shareholders' equity for the years ended December 31, 2002, 2001 and for the
     period October 24 (Inception date) through December 31,
     2000...................................................  100
  Consolidated statements of cash flows for the years ended
     December 31, 2002, 2001 and for the period October 24
     (Inception date) through December 31, 2000.............  101
  Notes to consolidated financial statements for the years
     ended December 31, 2002, 2001 and for the period
     October 24 (Inception date) through December 31,
     2000...................................................  102

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of
UABL LIMITED:

     We have audited the consolidated balance sheet of UABL LIMITED as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of UABL LIMITED as of December 31, 2001 and for the year ended December 31, 2001 and for the period of October 24 (Inception date) to December 31, 2000, were audited by other auditors who have ceased operations as a foreign associated firm of the Securities and Exchange Commission Practice Section of the American Institute of Certified Public Accountants and whose reported dated March 26, 2002, expressed an unqualified opinion on those statements.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UABL LIMITED as of December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

                                            PISTRELLI, DIAZ Y ASOCIADOS S.R.L.
                                             Member of Ernst and Young Global

                                                      MARIANA FILAS
                                                         Partner

Buenos Aires, Argentina
February 28, 2003

     The following is a copy of the audit report previously issued by PISTRELLI, DIAZ Y ASOCIADOS (member of Andersen) in connection with UABL LIMITED's December 31, 2001 and 2000 financial statements. This audit report has not been reissued by PISTRELLI, DIAZ Y ASOCIADOS in connection with this filing on Form 10-K.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
UABL LIMITED:

     We have audited the accompanying consolidated balance sheets of UABL LIMITED and its subsidiaries, a company incorporated under Bahamas legislation (the Company), as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), changes in stockholders' equity and cash flows for the year ended December 31, 2001 and for the period of October 24 (Inception date) to December 31, 2000. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing generally accepted standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UABL LIMITED as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period of October 24 (Inception date) to December 31, 2000, in accordance with generally accepted accounting principles in the United States.

                                               PISTRELLI, DIAZ Y ASOCIADOS
                                                    Member of Andersen

                                                      MARIANA FILAS
                                                         Partner

Buenos Aires, Argentina
March 26, 2002

                                  UABL LIMITED

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                              (STATED IN THOUSANDS
                                                                OF U.S. DOLLARS)
                                      ASSETS
Current Assets
  Cash and cash equivalents.................................       321         106
  Investments...............................................        86          --
  Accounts receivable, net of allowance for doubtful
     accounts of 265 and 312 in 2002 and 2001,
     respectively...........................................     2,386       3,691
  Due from affiliates.......................................       353      17,295
  Inventories...............................................     1,052       1,465
  Prepaid expenses..........................................       645       1,772
  Other receivables.........................................     1,450       2,631
  Deferred tax asset........................................       595          --
                                                               -------     -------
          Total current assets..............................     6,888      26,960
                                                               -------     -------
Noncurrent Assets
  Other receivables.........................................        96          --
  Investments...............................................       100          --
  Due from affiliates.......................................     2,229          --
  Investment in affiliates..................................        --       3,809
  Property and equipment, net...............................    80,915      77,883
                                                               -------     -------
          Total noncurrent assets...........................    83,340      81,692
                                                               -------     -------
          Total Assets......................................    90,228     108,652
                                                               =======     =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued expenses.....................     1,781       3,040
  Due to affiliates.........................................    15,496      28,449
  Other payables............................................       928         809
  Current portion of long-term debt and capital lease
     obligations............................................     2,722       1,366
                                                               -------     -------
          Total current liabilities.........................    20,927      33,664
                                                               -------     -------
Noncurrent Liabilities
  Long-term debt, less current portion......................     6,678       8,464
  Capital lease obligations, less current portion...........     1,527          --
                                                               -------     -------
          Total noncurrent liabilities......................     8,205       8,464
                                                               -------     -------
          Total Liabilities.................................    29,132      42,128
                                                               -------     -------
Shareholders' Equity
  Common stock, $1 par value, 10,000 shares authorized,
     issued and outstanding.................................        10          10
  Additional paid-in capital................................    74,549      77,514
  Accumulated deficit.......................................   (13,463)    (11,000)
                                                               -------     -------
          Total shareholders' equity........................    61,096      66,524
                                                               -------     -------
          Total Liabilities and Shareholders' Equity........    90,228     108,652
                                                               =======     =======

                            See accompanying notes.

                                  UABL LIMITED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
      FOR THE PERIOD OCTOBER 24 (INCEPTION DATE) THROUGH DECEMBER 31, 2000

                                                                 YEAR / PERIOD ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2002          2001          2000
                                                              (365 DAYS)    (365 DAYS)    (69 DAYS)
                                                              -----------   -----------   ----------
                                                              (STATED IN THOUSANDS OF U.S. DOLLARS)
Revenue
     Revenues...............................................     31,440        35,933        3,993
     Revenues from related parties..........................        895         4,027          640
     Management fee from related parties....................     13,784        15,055        1,947
     Other revenues.........................................        941         1,566           --
                                                                -------       -------       ------
            Total revenue...................................     47,060        56,581        6,580
                                                                -------       -------       ------
Operating Expenses(1)
     Port expenses..........................................     (3,902)       (5,671)      (1,260)
     Boat costs.............................................    (13,163)      (18,968)      (3,347)
     Barge costs............................................     (4,257)       (4,597)      (1,116)
     Charter hire from related parties......................    (19,755)      (22,399)      (2,944)
     Depreciation of property and equipment.................     (4,070)       (3,259)        (688)
     Administrative expenses................................     (3,565)       (5,219)        (643)
                                                                -------       -------       ------
            Total operating expenses........................    (48,712)      (60,113)      (9,998)
                                                                -------       -------       ------
  Operating loss............................................     (1,652)       (3,532)      (3,418)
                                                                -------       -------       ------
Other Income (Expenses), Net
     Investment in affiliates...............................        (99)          (83)         (86)
     Interest expense.......................................       (997)         (282)          --
     Foreign exchange gains.................................         83           513           --
                                                                -------       -------       ------
            Total other income (expenses), net..............     (1,013)          148          (86)
                                                                -------       -------       ------
  Loss before tax on minimum presumed income and income tax
     for the year...........................................     (2,665)       (3,384)      (3,504)
     Tax on minimum presumed income for the year............       (200)         (725)         (95)
     Income taxes...........................................        402            --           --
     Settlement of tax contingency..........................         --        (3,292)          --
                                                                -------       -------       ------
  Net loss..................................................     (2,463)       (7,401)      (3,599)
                                                                =======       =======       ======

---------------

(1) In addition to charter hires from related parties, operating expenses included 1,206 and 3,226 in 2002 and 2001, respectively, related to charges from related parties.

                            See accompanying notes.

                                  UABL LIMITED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
      FOR THE PERIOD OCTOBER 24 (INCEPTION DATE) THROUGH DECEMBER 31, 2000

                                                                ADDITIONAL
                                                       COMMON    PAID-IN     ACCUMULATED
BALANCE                                                STOCK     CAPITAL       DEFICIT     TOTAL
-------                                                ------   ----------   -----------   ------
                                                         (STATED IN THOUSANDS OF U.S. DOLLARS)
October 24, 2000.....................................    10       74,395            --     74,405
Net loss for the period (69 days)....................    --           --        (3,599)    (3,599)
                                                         --       ------       -------     ------
December 31, 2000....................................    10       74,395        (3,599)    70,806
Additional paid-in capital...........................    --        3,119            --      3,119
Net loss for the year................................    --           --        (7,401)    (7,401)
                                                         --       ------       -------     ------
December 31, 2001....................................    10       77,514       (11,000)    66,524
Spin off approved by the shareholders on August 15,
  2002...............................................    --       (2,965)           --     (2,965)
Net loss for the year................................    --           --        (2,463)    (2,463)
                                                         --       ------       -------     ------
December 31, 2002....................................    10       74,549       (13,463)    61,096
                                                         ==       ======       =======     ======

                            See accompanying notes.

                                  UABL LIMITED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
      FOR THE PERIOD OCTOBER 24 (INCEPTION DATE) THROUGH DECEMBER 31, 2000

                                                                  YEAR/PERIOD ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2002          2001          2000
                                                              (365 DAYS)    (365 DAYS)    (69 DAYS)
                                                              -----------   -----------   ----------
                                                              (STATED IN THOUSANDS OF U.S. DOLLARS)
Cash Flows from Operating Activities
  Net loss..................................................     (2,463)       (7,401)      (3,599)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation of property and equipment.................      4,070         3,259          688
     Loss from investment in affiliates.....................         99            83           86
     Income from sales of property and equipment............         --            (2)          --
  Changes in assets and liabilities, net:
     (Increase) decrease in assets:
       Accounts receivable..................................      1,305         2,029       (3,150)
       Due from affiliates..................................     16,871       (16,811)        (484)
       Inventories..........................................        413            96       (1,561)
       Prepaid expenses.....................................      1,127        (1,157)        (615)
       Other receivables....................................      1,235         1,260        2,349
     Increase (decrease) in liabilities:
       Accounts payable and accrued expenses................     (1,259)       (4,055)       4,365
       Due to affiliates....................................    (12,498)       27,436        1,013
       Other payables.......................................        119          (530)         (95)
                                                                -------       -------       ------
          Net cash provided by (used in) operating
            activities......................................      9,019         4,207       (1,003)
                                                                -------       -------       ------
Cash Flows from Investing Activities
  Proceeds from property and equipment......................        597            53
  Loans granted to related parties..........................     (2,158)           --           --
  Investment in certificate of deposit......................       (186)          607         (607)
  Purchases of property and equipment.......................     (7,699)      (17,145)          --
  Investment in affiliate...................................         --        (2,461)          --
                                                                -------       -------       ------
          Net cash used in investing activities.............     (9,446)      (18,946)        (607)
                                                                -------       -------       ------
Cash Flows from Financing Activities
  Proceeds from issuance of long-term debt..................      5,594        10,100           --
  Repayment of long-term debt...............................     (4,497)         (270)          --
  Repayment of loans due to related parties.................       (455)           --           --
  Capital contribution......................................         --         3,119           --
                                                                -------       -------       ------
          Net cash provided by financing activities.........        642        12,949           --
                                                                -------       -------       ------
          Net increase (decrease) in cash and cash
            equivalents.....................................        215        (1,790)      (1,610)
          Cash and cash equivalents at beginning of year....        106         1,896        3,506
                                                                -------       -------       ------
          Cash and cash equivalents at end of year..........        321           106        1,896
                                                                =======       =======       ======
Supplemental cash flow information:
  Interest paid.............................................        715            57            1
  Income taxes paid.........................................        100           569           82

                            See accompanying notes.

                                  UABL LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (STATED IN THOUSANDS OF U.S. DOLLARS)

1.  CORPORATE ORGANIZATION AND NATURE OF OPERATIONS

  ORGANIZATION

     ACBL Hidrovias Ltd. ("ACBLH"), a subsidiary of American Commercial Lines LLC ("ACL"), and UP River (Holdings) Ltd. ("UP River"), a Bahamian corporation and wholly-owned subsidiary of Ultrapetrol (Bahamas) Limited ("Ultrapetrol"), individually and through their subsidiaries, owned certain vessels, land-based assets, permits and contracts of affreightment, which they used to operate a river transportation business on the Parana, Paraguay and Uruguay Rivers in Argentina, Bolivia, Brazil, Paraguay and Uruguay.

     The respective Boards of Directors of ACBLH and UP (collectively, the "Parties") decided to combine the businesses of ACBLH and UP into a new business entity, UABL Limited ("the Company" or "UABL Limited"), and for that purpose executed a Consolidation Agreement ("the Consolidation Agreement") on October 18, 2000 (the "Closing Date"). As a result of the business combination, the Company was organized and registered as a Bahamian corporation on October 18, 2000. The Company has an authorized capital stock of 10,000 shares, with a par value of $1 per share and is owned equally by UP and ACBLH and its affiliates. These contributions were recorded at the historical cost basis of the related entities or assets.

     On the Closing Date and in accordance with the Consolidation Agreement, UABL S.A. ("UABL SA"; formerly ACBL Hidrovias S.A.), under Argentinean legislation and UP River, under Bahamian legislation, were contributed to the Company by ACBLH and UP River, respectively. Additionally, the parties contributed equipment, cash and certain time charter contracts involving certain vessels to the Company on the Closing Date.

     Lonehort S.A. ("Lonehort") a ship management company serving the boats, barges and other marine equipment of the Company was created in October 2000. UABL Limited is its sole shareholder (100% interest).

     As of December 31, 2002, 2001 and 2000 the consolidated financial statements include the accounts of the Company and its subsidiaries described as follows:

COMPANY                                                  ORIGIN      2002   2001   2000
-------                                                -----------   ----   ----   ----
Thurston Shipping Inc. ("Thurston")..................   Panamanian   100%   100%   100%
UABL International S.A. ("UABL International").......   Panamanian   100%   100%   100%
UABL S.A.............................................  Argentinian   100%   100%   100%
Sernova S.A. ("Sernova").............................  Argentinian   100%   100%   100%
UABL Paraguay S.A. ("UABL Paraguay").................   Paraguayan   100%   100%   100%
Riverpar S.A. ("Riverpar")...........................   Paraguayan   100%   100%    --
Yataiti S.A. ("Yataiti").............................   Paraguayan   100%   100%    --
ACBL del Paraguay S.A. ("ACBL del Paraguay").........   Paraguayan   100%   100%    --
Lonehort S.A. ("Lonehort")...........................   Panamanian   100%   100%   100%
UABL Barges (Panama) Inc. ("UABL Barges")............   Panamanian   100%    --     --

  RECENT DEVELOPMENTS

  Argentina

     Approximately 17% of the Company's revenues are generated from its Argentine subsidiaries which also hold approximately 44% of the consolidated assets of the Company. Argentina has undergone major economic, political and social changes in the last several years, including significant economic changes in December 2001 and throughout 2002. Most importantly, in January 2002 the government eliminated the prior convertibility

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

law which had been in place since 1991 through which the Argentine peso was traded at one peso per U.S. dollar. Beginning in February 2002 the government established a single market for all foreign exchange transactions at a single free-floating exchange rate. Subsequent to this change the Argentine peso devalued significantly and as of December 31, 2002 the peso was trading on one peso per 3.32 U.S. dollars.

     In addition to the above changes the government also converted all debts denominated in U.S. dollars or other foreign currencies in the financial system to pesos at the exchange rate of one peso per US$1.00. There were also various other banking and foreign payment restrictions which were substantially lifted in 2002.

     The majority of the Argentine subsidiary's revenues are denominated and collected in U.S. dollars. In addition, the Company does not have financial loans denominated in pesos in Argentina. Accordingly, the above economic changes in Argentina did not significantly adversely affect the Company. The most significant impact related to the reduction of the U.S. dollar equivalent value of the Company's peso denominated operating expenses.

     Notwithstanding the above, the Argentine government continues to make changes in the country which could affect the Company's Argentine operations.

  Paraguay

     Approximately 31% of the Company's revenues are generated from its Paraguayan subsidiaries which also hold approximately 25% of the consolidated assets of the Company. Paraguay has undergone certain economic, political and social changes in the last several years, including an approximate 50% devaluation of the Guaranii (monetary unit in Paraguay) in 2002.

     The majority of the Paraguayan subsidiaries' revenues are denominated and collected in U.S. dollars. In addition, the Company does not have financial loans denominated in guarani in Paraguay. Accordingly, the above economic changes in Paraguay did not significantly adversely affect the Company. The most significant impact related to the reduction of the U.S. dollar equivalent value of the Company's guarani denominated operating expenses.

     Notwithstanding the above, future economic changes in Paraguay could affect the Company's subsidiaries and operations in this country.

2.  SIGNIFICANT ACCOUNTING POLICIES

  A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP").

     The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain reclassifications have been made to December 31, 2001 and 2000 amounts to conform with December 31, 2002 presentation.

  B) FOREIGN-CURRENCY REMEASUREMENT

     The Company uses the US dollar as its functional currency. The majority of the Company's sales are billed and collected in U.S. dollars and all financing is in U.S. dollars.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

     All monetary assets and liabilities not denominated in US dollars have been remeasured into US dollars using the exchange rates in effect at the balance sheet date. Operations statement amounts have been translated using the average exchange rate for each month. Gains or losses resulting from foreign currency measurements are included in the operations statement for the same year.

  C) INVESTMENTS

     As of December 31, 2002, this account includes a certificate of deposit in Citibank N.A., Paraguay.

  D) OTHER RECEIVABLES

     This account mainly includes claims receivables, tax credits for VAT and income tax witholdings as of December 31, 2002 and 2001.

  E) INVENTORIES

     This account includes fuel, lubricants and spare parts, which were accounted for at the lower of cost or market. The amounts for each item were as follows:

                                                              2002    2001
                                                              -----   -----
Spare parts.................................................    696     995
Fuel........................................................    356     470
                                                              -----   -----
          Total.............................................  1,052   1,465
                                                              =====   =====

  F) PREPAID EXPENSES

     This account includes prepaid insurance, charter expenses and advances to suppliers.

  G) PROPERTY AND EQUIPMENT

     Property and equipment, which is principally comprised of river barges, tugboats and river equipment is stated on the basis of cost. This cost includes the purchase price and all directly attributable costs for the asset to be in working condition. Maintenance and repair costs are expensed as incurred.

     The barges and tugboats are considered to have useful lives of 35 years from the date on which they were built. The depreciation amount is calculated net from the scrap value of the barges and tugboats (5% of the acquisition cost). River equipment is considered to have a useful life of 15 years. Depreciation for all property and equipment is recorded by the straight-line method over the estimated useful lives of the related assets.

     Long-lived assets are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There was no impairment in 2002.

  H) INVESTMENT IN AFFILIATES

     This account included the Company's 50% interest in Obras Terminales y Servicios S.A. ("OTS"), and 50% in Puertos del Sur S.A., through UABL Paraguay.

     These investments were accounted for by the equity method.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

     During the year the Company contributed its equity share of these companies to UABL Terminals. Refer to Note 4.

  I) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     This account mainly includes payables to agents and suppliers.

  J) OTHER PAYABLES

     This account mainly includes salaries, social security payables, taxes payable and accruals.

  K) REVENUE RECOGNITION

     Barge transportation revenues are recognized daily as earned from charters over the period of the respective agreements.

  L) USE OF ESTIMATES

     The preparation of the consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimated.

  M) COMPREHENSIVE INCOME

     According to SFAS No. 130, the Company is required to disclose separately the changes in shareholders' equity, other than net income (loss) and transactions with shareholders, defined as other comprehensive income. The Company has no items of other comprehensive income to report. The comprehensive income only includes the net income (loss) for the year.

  N) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments, which include cash and cash equivalents, investments, accounts receivable and accounts payable and long and short-term debt, approximates carrying value.

  O) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly-liquid, temporary cash investments with original maturities of three months or less when purchased.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

  P) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Changes in allowance for doubtful accounts for the years ended December 31, 2002 and 2001 are as follows:

                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Balance at January 1,.......................................   312     355
Provision...................................................   108     312
Amounts written off.........................................  (110)   (355)
Amounts recovered...........................................   (45)     --
                                                              ----    ----
Balance at December 31,.....................................   265     312
                                                              ====    ====

     Changes in allowance for doubtful accounts for the period October 24, 2000 to December 31, 2000 are as follows:

Balance at October 24, 2000.................................    --
Provision...................................................   355
                                                               ---
Balance at December 31, 2000................................   355
                                                               ===

3.  PROPERTY AND EQUIPMENT

     The capitalized cost of property and equipment and the related accumulated depreciation as of December 31, 2002 and 2001 is as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Boats and tug boats.........................................    7,978     5,185
Barges......................................................   77,731    74,994
Improvements in third's parties assets......................    2,691        --
Vehicles....................................................       89        82
Equipment...................................................    3,443     3,346
Furniture & fixtures........................................      981       964
Land & operating base.......................................    2,730     2,622
Work in progress............................................      126     1,787
Prepayment to suppliers.....................................      281        --
                                                              -------   -------
                                                               96,050    88,980
Less accumulated depreciation...............................  (15,135)  (11,097)
                                                              -------   -------
          Total.............................................   80,915    77,883
                                                              =======   =======

4.  SPIN-OFF OF EQUITY INVESTMENT

     In 2002 the shareholders of UABL Limited decided to spin-off their equity interest in OTS SA and Puertos del Sur SA to UABL Terminals. UABL Terminals is owned by the same ultimate shareholders as UABL Limited. Accordingly, since the transaction was between entities under common ownership, the transaction was accounted for at historical cost and no gain or loss was recognized.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

5.  COMMITMENTS AND CONTINGENCIES

  a) CONSOLIDATION AGREEMENT

     According to the provisions of the Consolidation Agreement, UABL Limited shall not be obligated or become liable for any obligation or liability, known or unknown, fixed, contingent or otherwise of UP, UP River or the Subsidiaries of UP and ACBLH, UABL SA, arising prior to October 24, 2000 in connection with any vessel, or any vessel chartered to UABL Limited, in connection with or arising out of or resulting events occurring prior to that date, without limitation, any liability arising in connection with any environmental liabilities, legal violations, litigation, employee claims, loan agreements or other indebtedness, any tax, or any other liabilities, obligations, or exception to any representation or warranty. UABL Limited shall not assume, and UP and ACBLH shall severally indemnify UABL Limited against such liabilities.

     In addition, pursuant to the mentioned Consolidation Agreement, all claims, severance benefits, costs, and other expenses, social security taxes, charges and contributions and other costs incurred by UABL SA or UP River, or subsidiary of UP River, in connection with an employee employed by the Company and subsequently terminated by the Company shall be paid by the Company to, or on behalf of ACBLH or UP, as the case may be; provided, that the maximum amount that the Company shall be required to pay to or on behalf of parent companies in respect of any of the mentioned costs in the aggregate, shall be 1,800. ACBLH and UP agreed to fully indemnify the Company against such liabilities over the mentioned amount.

     During 2000 the Argentine tax authority served a notice to UABL SA with the purpose of verifying the latter's compliance with transfer pricing regulations for transactions with related companies for the period prior to the organization of UABL Limited, i.e. during 1996, 1997, 1998 and 1999, among other things.

     In light of the above, the Company amended its income tax returns for the above-mentioned years charging a loss of 3,292 to UABL SA's income statement (consisting of a tax loss of 2,270, interest expense for 1,487 and a gain on the sale of government bonds of 465). In compliance with the contract provision described above, ACBLH compensated UABL Limited in the amount of 3,119 causing a net decrease of 173, in the shareholders equity.

     According to US GAAP, this compensation was accounted for as additional paid-in capital and was not offset against the loss generated by the tax liability.

  b) TEMPORARY IMPORT OF GOODS

     As of December 31, 2002, the Company had fixed assets imported temporarily into Argentina for 4,773.

     In accordance with the prevailing tax legislation in Argentina, the deadline and time limit for paying the applicable import duties definitively expires three years after goods, including marine equipment, are brought into the country. The Company obtained an extension from the Argentinean tax authorities for the assets imported in 1996, 1997 and 1998, which had expired during 2002. The Company reexported those assets during January 2003.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

  c) LEASES

     The Company leases a boat and sixteen barges under capital leases until 2006.

     Property and equipment includes the following amounts for leases that have been capitalized at December 31, 2002:

Boat........................................................  1,543
Barges......................................................  2,518
                                                              -----
                                                              4,061
Less accumulated depreciation...............................   (168)
                                                              -----
                                                              3,893
                                                              =====

     The Company recorded depreciation expense in the amount of 168 on assets recorded under capital leases for the year ended December 31, 2002.

     Under the charter agreements entered into by the parties, both UP and ACBLH lease certain vessels which were not contributed to the Company through the Consolidation Agreement. These operating leases expire in 2008.

     The Company recorded charter hire expenses to related parties of 19,755, 22,399 and 2,944 for 2002, 2001 and 2000, respectively.

     Future minimum payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2002:

                                                                               OPERATING
                                                                               LEASES --
                                                                 CAPITAL        RELATED
                                                                  LEASES        PARTIES
                                                              --------------   ---------
2003........................................................        732          20,068
2004........................................................        732          20,068
2005........................................................        732          20,068
2006........................................................        183          20,068
2007........................................................         --          20,068
2008........................................................         --           4,947
                                                                  -----         -------
Total minimum lease payments................................      2,379         105,287
                                                                                =======
Amount representing interest................................       (241)
                                                                  -----
Present value of net minimum lease payments (including
  current portion of 611)...................................      2,138
                                                                  =====

  D) OTHER

     10% of the Company's employees are covered by a collective bargaining agreement.

  E) CONTINGENCIES

     The Company is subject to legal proceedings, claims and contingencies arising in the ordinary course of business. When such amounts can be estimated and are probable, management accrues the corresponding

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

liability. While the ultimate outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not believe the costs of such actions will have a material effect on the Company's consolidated financial position or results of operations.

6.  INCOME TAXES

     As the earnings from shipping operations of UABL International and Thurston are derived from sources outside of Panama, such earnings are not subject to Panamanian taxes.

     UABL Paraguay, ACBL del Paraguay, Yataiti and Riverpar are subject to Paraguayan corporate income taxes. UABL SA and Sernova are subject to Argentine corporate income taxes.

     In Argentina the tax on minimum presumed income ("TOMPI") supplements income tax since it applies a minimum tax on the potential income from certain income generating-assets at a 1% tax rate. The Company's tax obligation in any given year will be the higher of these two tax amounts. However, if in any given tax year tax on minimum presumed income exceeds income tax, such excess may be computed as payment on account of any excess of income tax over TOMPI that may arise in any of the ten following years.

     The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes".

     Under this method, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at each year end. Deferred tax assets are recognized for all temporary items and an offsetting valuation allowance is recorded to the extent that it is not more likely than not that the asset will be realized.

     UABL Limited's pre-tax income for 2002, 2001 and 2000 was taxed in foreign jurisdictions (Argentina and Paraguay).

     The (benefit) provision for income taxes (which includes TOMPI) is comprised of:

                                                               FOR THE YEAR/PERIOD
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Current
  Argentina.................................................   211     725     95
  Paraguay..................................................   182      --     --
                                                              ----     ---     --
          Total current.....................................   393     725     95
                                                              ----     ---     --
Deferred
  Argentina.................................................  (464)     --     --
  Paraguay..................................................  (131)     --     --
                                                              ----     ---     --
          Total deferred....................................  (595)     --     --
                                                              ----     ---     --
          Total.............................................  (202)    725     95
                                                              ====     ===     ==

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

     Reconciliation of the tax (benefit) provision to taxes calculated based on the statutory tax rates is as follows:

                                                              FOR THE YEAR ENDED/PERIOD
                                                                    DECEMBER 31,
                                                             ---------------------------
                                                              2002      2001      2000
                                                             -------   -------   -------
Pre-tax (loss).............................................  (2,665)   (3,384)   (3,504)
Sources not subject to income tax..........................   4,576     3,598    (5,303)
Items derived from permanent differences...................     200    (1,857)        7
                                                             ------    ------    ------
                                                              2,111    (1,643)   (8,800)
Statutory tax rate.........................................      35%       35%       35%
                                                             ------    ------    ------
Tax provision (benefit)....................................     739      (575)   (3,080)
Increase (decrease) in valuation allowances................  (2,966)      575     3,080
Effects of foreign exchange changes........................   1,825        --        --
Tax on minimum presumed income.............................     200       725        95
                                                             ------    ------    ------
Income tax (benefit) provision.............................    (202)      725        95
                                                             ======    ======    ======

     As of December 31, 2002 UABL SA had accumulated net operating loss carryforwards ("NOLs") totaling 3,543 that expire in 2005. The use of the NOLs will depend upon future taxable income in UABL SA in Argentina. For financial reporting purposes, the corresponding deferred tax asset of 1,240 has a valuation allowance of 776 to offset the deferred tax asset related to this NOL.

     As of December 31, 2002, UABL SA had a credit related to TOMPI of 464 which expires 143 in 2010, 135 in 2011 and 186 in 2012. This tax credit is fully reserved.

     In addition, ACBL del Paraguay had NOLs of 1,077, that expire in 2005. These NOL's are fully reserved. UABL Paraguay has NOL's of 507. The use of these NOLs will depend upon future taxable income in UABL Paraguay. For financial reporting purposes, the corresponding deferred tax asset of 152 has a valuation allowance of 52 to offset the deferred tax asset related to this NOL.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                               2002     2001
                                                              ------   ------
Deferred tax assets
  NOLs......................................................   1,663    3,310
  Due to affiliate..........................................     116    1,681
  TOMPI credit..............................................     162       97
  Other, net................................................      95       77
                                                              ------   ------
          Total deferred assets.............................   2,036    5,165
                                                              ------   ------
Deferred tax liabilities
  Property and equipment....................................     257      264
  Other receivables.........................................      --      593
  Account receivable, net...................................      --      230
  Other, net................................................      --       17
                                                              ------   ------
          Total deferred liabilities........................     257    1,104
                                                              ------   ------
          Valuation allowance...............................  (1,095)  (4,061)
                                                              ------   ------
          Net deferred tax assets...........................     595       --
                                                              ======   ======

7.  RELATED-PARTY TRANSACTIONS

     As of December 31, 2002 and 2001 the balances from related parties were as follows:

                                                              2002    2001
                                                              ----   ------
ACCOUNTS RECEIVABLE FROM RELATED PARTIES
CURRENT:
  Ultrapetrol SA............................................   10       134
  Ultrapetrol (Bahamas) Ltd.................................   --     1,087
  Parfina SA................................................   61        14
  Oceanmarine...............................................  194       331
  ACBLH(1)..................................................   10     9,207
  Oceanpar..................................................   18         2
  Princely International Finance Corp. and its wholly-owned
     subsidiaries...........................................   --     6,449
  UABL Terminals Ltd........................................   60        --
                                                              ---    ------
                                                              353    17,224
LOANS DUE FROM RELATED PARTIES -- OTS S.A...................   --        71
                                                              ---    ------
                                                              353    17,295
                                                              ===    ======

---------------

(1) This entity is a subsidiary of ACL who is a 50% shareholder of the Company. See note 13 related to significant events at ACL.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                               2002     2001
                                                              ------   ------
NONCURRENT:
LOANS DUE FROM RELATED PARTIES(1)
  OTS SA....................................................     173       --
  Puertos del Sur SA........................................   2,056       --
                                                              ------   ------
                                                               2,229       --
                                                              ======   ======
ACCOUNTS PAYABLE TO RELATED PARTIES
  Mansan SA.................................................     201    1,518
  Ultrapetrol SA............................................     678       57
  Majestic Maritime Ltd.....................................     185       --
  Princely International Finance Corp. and its wholly-owned
     subsidiaries...........................................   3,497    9,729
  ACBLH(2)..................................................   5,372   13,150
  Oceanpar SA...............................................   1,777       --
  Oceanmarine...............................................      63       --
  Parfina...................................................     555      569
  Louisiana Dock Company LLC................................     552      355
                                                              ------   ------
                                                              12,880   25,378
                                                              ------   ------
LOANS DUE TO RELATED PARTIES(1)
  ACBLH(2)..................................................   1,375    1,350
  Ultrapetrol (Bahamas) Ltd. ...............................   1,101    1,721
  Ultrapetrol SA............................................     140       --
                                                              ------   ------
                                                               2,616    3,071
                                                              ------   ------
                                                              15,496   28,449
                                                              ======   ======

---------------

(1) These loans accrue no interest and have no maturity date.

    For the years ended December 31, 2002 and 2001 and for the period October, 24 through December 31, 2000, the transactions with related parties were as follows:

                                                  2002         2001        2000
                                               (365 DAYS)   (365 DAYS)   (69 DAYS)
                                               ----------   ----------   ---------
REVENUES FROM RELATED PARTIES
  Parfina SA.................................     424         1,777         266
  Oceanpar SA................................     411         1,470         199
  Ultrapetrol SA.............................      --           449          30
  ACBLH(2)...................................      --            --         145
  Oceanmarine................................      60           331          --
                                                  ---         -----         ---
          Total..............................     895         4,027         640
                                                  ---         -----         ---

(2) This entity is a subsidiary of ACL who is a 50% shareholder of the Company. See note 13 related to significant events at ACL.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

                                                          2002         2001        2000
                                                       (365 DAYS)   (365 DAYS)   (69 DAYS)
                                                       ----------   ----------   ---------
MANAGEMENT FEE REVENUE
  ACBLH(1)...........................................     7,185        7,709       1,457
  Ultrapetrol (Bahamas) Ltd..........................       912          913         173
  Princely International Finance Corp. and its
     wholly-owned subsidiaries.......................     5,687        6,433          --
  Ultrapetrol SA.....................................        --           --         317
                                                         ------       ------       -----
          Total......................................    13,784       15,055       1,947
                                                         ------       ------       -----
          Total revenues from related parties........    14,679       19,082       2,587
                                                         ======       ======       =====
OPERATING EXPENSES
  ACBLH(1)...........................................    10,097       11,539       2,089
  Oceanpar SA........................................     1,537          107         329
  Mansan SA..........................................     1,205        1,432         224
  Majestic Maritime Ltd..............................       348           --          --
  Ultrapetrol SA.....................................       621          154         134
  Parfina SA.........................................       543          800         168
  Lousiana Dock Company LLC..........................        --          355          --
  Oceanmarine SA.....................................        13          318          --
  Princely International France Corp. and its
     wholly-owned subsidiaries.......................     6,597       10,920          --
                                                         ------       ------       -----
          Total......................................    20,961(2)    25,625(2)    2,944
                                                         ======       ======       =====
CASH RECEIVED FROM (PAID TO) RELATED PARTIES RELATED
TO LOANS DUE TO RELATED PARTIES, NET
  Ultrapetrol SA.....................................       140           --          --
  Ultrapetrol (Bahamas) Ltd..........................     (620)        1,721          --
  ACBLH(1)...........................................        25        1,950          --
                                                         ------       ------       -----
          Total......................................     (455)        3,671          --
                                                         ======       ======       =====
CASH PAID TO RELATED PARTIES RELATED TO LOANS DUE
FROM RELATED PARTIES
  OTS SA.............................................       102           71          --
  Puertos del Sur SA.................................     2,056           --          --
                                                         ------       ------       -----
          Total......................................     2,158           71          --
                                                         ======       ======       =====
PROPERTY, SPARE PARTS AND EQUIPMENT ACQUISITIONS FROM
RELATED PARTIES
  Oceanmarine SA.....................................        50           --          --
  Louisiana Dock Company(1)..........................       721          790          --
                                                         ------       ------       -----
          Total......................................       771          790          --
                                                         ======       ======       =====

---------------
(1) These entities are subsidiaries of ACL who is a 50% shareholder of the Company. See note 13 related to significant events at ACL.

(2) Includes 19,755 and 22,399 as of December 31, 2002 and 2001, respectively, related to the hire of certain vessels according to the Charter Party Agreement dated as of October 24, 2000 and 1,206 and 3,226 related to expense recovery and administrative service fees.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

MANAGEMENT FEE REVENUE

     Management fee relates to compensation for crew, maintenance and operation of certain vessels related to Ship Management Agreements dated as of October 24, 2000, between Lonehort S.A., ACBLH and Ultrapetrol Bahamas Ltd.

     These agreements have a period of three years and can be extended at the option of ACBLH and Ultrapetrol Bahamas Ltd. for an additional three years and afterwards, an additional two years. The Management fees are stipulated in the related contracts for each specific vessel.

CHARTER PARTY AGREEMENTS

     The Company and its subsidiaries entered into Charter Party Agreements with ACBLH and Ultrapetrol Bahamas Ltd. and its subsidiaries. These agreements have a period of three years, which are renewable at the owners' option for all or part of the vessels included in the agreements for a further three years after which the owner has a further option to renew for two more years.

     Under these agreements the Company and its subsidiaries pay a daily rate which is specific to stated vessels.

EXPENSES RECOVERY AND ADMINISTRATIVE SERVICE FEES

     The Company's shareholders charged the Company certain expenses in 2002 and 2001 related to cost-sharing functions for legal, insurance and administrative areas. There is no formal written agreement related to these charges.

8.  BUSINESS AND GEOGRAPHIC SEGMENT INFORMATION

     The Company's operations include only one business segment river transportation services in South America. For such reason, as of December 31, 2002, 2001 and 2000, no additional business or geographic segment information is disclosed.

9.  PURCHASE OF BARGES AND PLEDGED ASSETS

     In November 2001, ACBL del Paraguay acquired from Transamerica Ltd. twenty-four dry-cargo barges under a Paraguayan flag with a gross tonnage of 1,500 tons each. The barges were built in 1998 and 1999. Together with the barges the Company also acquired a tugboat. The tugboat has a Paraguayan flag and was built in 1999.

     The transaction was closed in the total amount of 11,100 payable as follows: a down payment of 3,100 and a 8,000 Transamerica Ltd loan repayable in 60 monthly installments of 161, which include interest at a 7.94% annual rate. As of December 31, 2002 this debt totaled 6,364 (including the current portion of 1,479) and is due in the following years succeeding December 31, 2002: 1,479 in 2003, 1,601 in 2004, 1,732 in 2005 and 1,552 in 2006.

     The transaction was secured with a mortgage in favor of Transamerica Ltd. covering the full value of the assets acquired. As of December 31, 2002 the net book value of these assets was 10,734.

     ACBL del Paraguay and UABL Limited committed, among other things, to preserve its corporate existence, to respect all the laws and applicable regulations, to maintain and preserve all its properties, not to enter into any merger transaction, consolidation of liquidation, not to change the terms and conditions of vessels management, not to dispose of a significant part of its assets or business, not to assume any debt,

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

excluding those related with the ordinary course of business, to be responsible for the management and operation of vessels and to limit the distribution of dividends in the event of default.

     In December 2001, UABL Paraguay acquired from Citibank N.A. Paraguay seven dry-cargo barges with Paraguayan flag with a gross tonnage of 1,500 tons each. The barges were built in 1997 and 1998.

     The transaction was closed in the total amount of 2,100 payable in 17 semiannual installments. The first installment was paid in December 2002. Interest accrues at LIBOR (London interbank offered rate) plus 275 bp. As of December 31, 2002 the debt totaled 1,976 (including the current portion of 247) and the maturities for the years subsequent to December 31, 2002 are 247 in each year for the years 2003 through 2007 and 741 thereafter.

     This transaction was secured with a mortgage in favor of Citibank N.A. Paraguay on the assets acquired and on other barges owned by UABL Paraguay as a credit enhancement. As of December 31, 2002 the net book value of these assets is 2,269.

     As of December 31, 2002 UABL Limited had additional long-term and short-term debt totaling 64 and 385, respectively.

10.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

  a) MAJOR CUSTOMERS

     For the year ended December 31, 2002 revenues from four Company customers represented 9,807, 7,494, 6,599, and 4,101 of UABL's consolidated revenues.

     For the year ended December 31, 2001 revenues from three Company customers represented approximately 6,433, 7,709 and 10,304 of UABL's consolidated revenues.

  b) CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investment, accounts receivable and other receivables.

     The financial institutions are located in Argentina, Paraguay and the United States and the Company's cash management policy is designed to limit exposure to any one institution. As of December 31, 2002 the Company's investment in certificates of deposit was 186.

     Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's customer base and their credit rating.

     As of December 31, 2002 the Company's receivables from OTS SA and Puerto del Sur SA amounted to 2,229. The Company does not require collateral for these receivables.

11.  CLAIMS AGAINST INSURANCE COMPANIES

     As of December 31, 2002 and 2001, the "Other receivables" account includes 814 and 1,515 in claims against insurance companies. Claims for 2,172 have been made by UABL Limited against the insurance companies regarding the repair expenses incurred to date for damage to some boats in 2002 and 2001. The "Other revenues" account for the year ended December 31, 2002, includes 500 in compensation received from insurers in connection with an accident including the Pueblo Esther tugboat during the year. As December 31, 2002 this amount was fully collected.

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

     In addition, the "Other revenues" account for the year ended December 31, 2001 includes 687 related to claims for loss of income (business interruption) corresponding to the Alianza Rosario and San Pedro tugboats.

12.  NEW AGREEMENTS SIGNED BY THE COMPANY AND ITS SUBSIDIARIES

     On December 17, 2002, UABL Barges signed a loan agreement with the International Financial Corporation (IFC) amounting to 20,000.

     This loan is divided into two tranches:

     - Tranche A, amounting to 15,000, is payable in 14 semiannual installments of 1,071 each, beginning on June 15, 2005 and ending on December 15, 2011. This loan shall accrue interest at LIBOR plus 3.75% per year.

     - Tranche B, amounting to 5,000, is payable in 10 semiannual installments of 500 each, beginning on June 15, 2005 and ending on December 15, 2009. This loan shall accrue interest at LIBOR plus 3.50% per year.

     As of December 31, 2002 the Company had not received any funds related to this loan.

In addition, on February 27, 2003, UABL Barges signed a loan agreement with Kreditanstalt fur Wiederaufbau (KFW) amounting to 10,000.

     This loan shall be payable in 10 semiannual installments of 1,000 each, beginning on June 15, 2005 and ending on December 15, 2009. This loan shall accrue interest at LIBOR plus 3.50% per year.

     The funds must be disbursed before May 31, 2005, while the first disbursements shall be made before March 31, 2003.

     These loans are guaranteed by UABL Limited and its subsidiaries and secured by a mortgage taken on existing on to be acquired barges and tugboats belonging to UABL Limited and its subsidiaries.

     The funds deriving from such loans shall be used as follows: (i) 15,000 to acquire barges and tugboats by UABL Barges, the Company or any subsidiary thereof, (ii) 3,000 to grant a loan to the Company or any subsidiary thereof to acquire or build inland transportation terminals and (iii) 12,000 to grant a loan to the Company to refinance barges, tugboats and other related assets acquired by the Company or any subsidiary thereof during 2001 and 2002.

     UABL Barges has agreed to keep a debt coverage ratio not lower than 1, and not to take other loans, change its business nature, pay dividends and sell, transfer or somehow dispose of a significant portion of its assets, among others.

     In addition, UABL Limited has agreed to keep a debt coverage ratio not lower than 1.25 until June 15, 2005, not lower than 1.50 from such date onwards and a consolidated debt ratio lower than 1. It further agreed to keep the market value of mortgaged assets at 130% of the remaining loan debt, and not to pay dividends under certain circumstances, change its business nature, take other loans and sell, transfer or somehow dispose of a significant portion of its assets, among others.

13.  SUBSEQUENT EVENTS -- SIGNIFICANT EVENTS AT ACL

     On January 31, 2003 ACL announced that it had filed a petition with the U.S. Bankruptcy Court for the Southern District of Indiana, New Albany Division, to reorganize under Chapter 11 of the U.S. Bankruptcy Code. ACL said that it filed to reorganize its capital and debt structure in an orderly fashion while continuing normal business operations. Included in the filing are ACL, ACL's parent American Commercial Lines

                                  UABL LIMITED

                     (STATED IN THOUSANDS OF U.S. DOLLARS)

Holdings LLC, American Commercial Barge Line LLC, Jeffboat LLC, Lousiana Dock Company LLC and ten other U.S. subsidiaries of ACL.

     The Company does not believe that this event will affect the financial needs of the Company or its ability to continue operations. As noted in Note 7, the Company's primary transaction with ACL and its subsidiaries include the hire of certain vessels according to the Charter Party Agreement dated as of October 24, 2000 and the management fee received by Lonehort S.A. related to the management compensation for crew, maintenance and operations of such vessels. In addition, in December 2002 the Company obtained financing from outside sources to finance the acquisition of new barges and tugboats for 15,000 and the refinancing of 12,000 related to short-term debt due to affiliates at December 31,2002.

                         AMERICAN COMMERCIAL LINES LLC

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                        BALANCE AT    CHARGES
                                       BEGINNING OF     TO                               BALANCE AT END
                                          PERIOD      EXPENSE    OTHER       WRITEOFFS     OF PERIOD
                                       ------------   -------   -------      ---------   --------------
2002:
Allowance for Uncollectible
  accounts...........................     $1,655      $  975         --       $  (767)       $1,863
Valuation allowance for Foreign net
  operating Loss carryforwards.......         --          --         --            --            --

2001:
Allowance for Uncollectible
  accounts...........................     $1,157      $1,176         --       $  (678)       $1,655
Valuation allowance for Foreign net
  operating Loss carryforwards.......         --          --         --            --            --

2000:
Allowance for Uncollectible
  accounts...........................     $2,290      $  194         --       $(1,327)       $1,157
Valuation allowance for Foreign net
  operating Loss carryforwards.......     $6,605          --    $(6,605)(1)        --            --

---------------

(1) Contribution of assets to UABL.